Form 10QSB
period 1996-06-30
UNITED RESTAURANTS INC
filed 1996-08-14
CIK 909483

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996; or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         ___________.

Commission File Number 0-24828
                       -------

                            UNITED RESTAURANTS, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                         95-4428370
            --------                                         ----------
 (State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

             1990 Westwood Boulevard, Los Angeles, California 90025
             ------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (310) 475-5600
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                    ----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)
                    ----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                       YES     X                  NO
                              ---                      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                              Outstanding
            Class                                           at July 8, 1996
            -----                                           ---------------

   Common Stock, par value                                 6,262,500 shares
       $.01 per share

Transitional Small Business Disclosure Format (check one):

                       YES                        NO     X
                              ----                      ---

                               Page 1 of 12 Pages

                   UNITED RESTAURANTS, INC. AND SUBSIDIARIES


PART I -- FINANCIAL INFORMATION
                                                                            Page

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  June 30, 1996 and September 30, 1995                        3

                  Consolidated Statements of Operations
                  For the Three Months and Nine Months Ended
                  June 30, 1995 and 1996                                      5

                  Consolidated Statements of Cash Flows
                  For the Nine Months Ended June 30, 1995
                  and 1996                                                    6

                  Notes to Consolidated Financial Statements
                  June 30, 1996                                               7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                           11



                               Page 2 of 12 Pages

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

                   UNITED RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,                 September 30,
                                                                          1996                       1995
                                                                  ---------------------     -------------------
                                                                                                 (Derived from
                                                                                                    Audited
                                                                                                   Financial
                                                                                                  Statements)

                                                          ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $      1,357,973         $      2,281,973
     Accounts receivable, less allowance for
          doubtful accounts of $16,538 at June 30,
          1996 and $17,500 at September 30, 1995                              160,932                  151,701
     Inventories                                                              203,643                  177,112
     Prepaid expenses and other current assets                                194,659                  177,179
                                                                     ----------------         ----------------

          TOTAL CURRENT ASSETS                                       $      1,917,207         $      2,787,965

PROPERTY AND EQUIPMENT, NET                                                 2,336,574                2,493,046

OTHER ASSETS
     Deposits and other                                                       162,768                  195,058
     Equipment lease receivable, less current portion                         326,262                  350,000
     Goodwill, net                                                            437,400                  478,406
                                                                     ----------------         ----------------

          TOTAL OTHER ASSETS                                         $        926,430         $      1,023,464
                                                                     ----------------         ----------------

          TOTAL ASSETS                                               $      5,180,211         $      6,304,475
                                                                     ================         ================


                               Page 3 of 12 Pages

                   UNITED RESTAURANTS, INC. AND SUBSIDIARIES


                                                                        June 30,                 September 30,
                                                                          1996                       1995
                                                                  ---------------------     ------------------
                                                                                                 (Derived from
                                                                                                    Audited
                                                                                                   Financial
                                                                                                  Statements)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                $        397,079         $        682,338
     Accrued liabilities                                                      204,346                  173,075
     Current portion of long-term debt                                        109,241                  106,847
     Deferred development fee                                                                          200,000
                                                                     ----------------         ----------------

          TOTAL CURRENT LIABILITIES                                  $        710,666         $      1,162,266

LONG-TERM DEBT, LESS CURRENT PORTION                                          146,402                  255,198
                                                                     ----------------         ----------------

          TOTAL LIABILITIES                                          $        857,068         $      1,417,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value
          Authorized-3,000,000 shares
          Issued and outstanding - none
     Common Stock, $.01 par value:
          Authorized-22,000,000 shares
          Issued and outstanding - 6,262,500 shares
          at June 30, 1996 and September 30, 1995                              62,625                   62,625
     Additional paid-in capital                                             7,771,042                7,771,042
     Accumulated deficit                                                   (3,510,524)              (2,946,650)
                                                                     ----------------         ----------------

          TOTAL STOCKHOLDERS' EQUITY                                 $      4,323,143         $      4,887,017
                                                                     ----------------         ----------------

                                                                     $      5,180,211         $      6,304,475
                                                                     ================         ================

          See accompanying Notes to Consolidated Financial Statements.

                               Page 4 of 12 Pages

                   UNITED RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         For the Nine Months
                                                  For the Three Months Ended                   Ended
                                                           June 30,                           June 30,
                                               -------------------------------      -----------------------------
                                                    1995              1996              1995              1996
                                               -------------     -------------      -------------    ------------
REVENUES
   Food and beverage sales                     $   1,412,976     $   1,617,451      $   2,932,979    $   4,845,168
   Franchise royalties                                63,509            46,558            197,822          139,881
   Sublease income                                   116,768            65,437            364,388          225,941
   Merchandise sales                                   3,828            74,628              8,264          272,838
   Membership fees                                                     135,450                             496,992
   Other                                                                46,413                             281,213
                                               -------------     -------------      -------------    -------------

        TOTAL REVENUES                         $   1,597,081     $   1,985,937      $   3,503,453    $   6,262,033

COST AND EXPENSES
   Food and beverage                                 428,211           516,721            897,965        1,536,058
   Sublease                                          103,733            58,973            312,914          200,503
   Merchandise                                         2,384            58,116              6,149          201,474
   Operating expenses
      Direct labor and benefits                      682,654           721,803          1,339,516        2,095,490
      Occupancy & other                              398,571           555,296          1,066,455        1,532,862
   Pre-opening expense                               349,799                              380,286
   General and administrative                        294,520           287,897          1,033,451        1,104,923
   Depreciation & amortization                        67,010            98,123            156,744          291,713
                                               -------------     -------------      -------------    -------------

        TOTAL COSTS/EXPENSES                       2,326,882         2,296,929          5,193,480        6,963,023
                                               -------------     -------------      -------------    -------------

LOSS FROM OPERATIONS                                (729,801)         (310,992)        (1,690,027)        (700,990)
                                               -------------     -------------      -------------    -------------

OTHER INCOME (EXPENSES)
   Interest income                                    46,418            25,776            159,466           88,850
   Interest expense                                   (8,583)           (6,689)           (27,968)         (18,964)
   Loss from disposition of
      restaurant assets                                                                    (6,250)
   Other income, net                                  16,538            17,797             58,608           67,230
                                               -------------     -------------      -------------    -------------
                                                      54,373            36,884            183,856          137,116
                                               -------------     -------------      -------------    -------------
NET LOSS                                       $    (675,428)    $    (274,108)     $  (1,506,171)   $    (563,874)
                                               =============     =============      =============    =============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                                     6,262,500         6,262,500          6,262,500        6,262,500
                                               =============     =============      =============    =============
NET LOSS PER SHARE COMMON                               (.11)             (.04)              (.24)            (.09)
                                               =============     =============      =============    =============


          See accompanying Notes to Consolidated Financial Statements.

                               Page 5 of 12 Pages

                   UNITED RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Nine Months
                                                                           Ended June 30,
                                                                 1995                           1996
                                                     -----------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)                                    $     (1,506,171)              $          (563,874)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
       Depreciation and amortization                            156,744                           291,713
       Pre-opening expensed                                      81,130
       Loss on lease buyout                                       6,250
  Changes in assets/liabilities:
       Receivables                                              151,523                            14,507
       Inventories                                              (76,066)                          (26,531)
       Prepaid expenses                                         (45,148)                          (17,480)
       Deposits and other                                         2,503                            32,290
       Payables                                                 134,844                          (253,988)
       Deferred Income                                           93,225                          (200,000)
                                                       ----------------               -------------------
              Net Cash - Operating                           (1,001,166)                         (723,363)
                                                       ----------------               -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Liquor license                                                (15,184)
  Capital assets                                             (1,696,443)                          (94,236)
                                                       ----------------               -------------------
              Net Cash - Investing                           (1,711,627)                          (94,236)
                                                       ----------------               -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes payable                                                (101,381)                         (106,401)
                                                       ----------------               -------------------
              Net Cash - Financing                             (101,381)                         (106,401)
                                                       ----------------               -------------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                (2,814,174)                         (924,000)
CASH AND CASH EQUIVALENTS BALANCE,
  Beginning of Period                                         5,524,966                         2,281,973
                                                       ----------------               -------------------

CASH AND CASH EQUIVALENTS BALANCE,
  End of Period                                        $      2,710,792               $         1,357,973
                                                       ================               ===================



          See accompanying Notes to Consolidated Financial Statements.

                               Page 6 of 12 Pages

                   UNITED RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The results of interim periods are not necessarily indicative of results to be expected for the year. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the results for the interim period and the comparable period presented. These condensed financial statements do not purport to be full presentations and do not include all requirements in accordance with generally accepted accounting principles, but include all information required by the instructions to Form 10-QSB.


Note 2. United Restaurants, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 13, 1993, to acquire all the capital stock of Love's Enterprises, Inc., a California corporation ("Love's"), with the intention to revitalize and expand its operations, and to develop one or more new restaurant concepts with new capital to be raised. On May 27, 1993, the Company purchased all of the issued and outstanding capital stock of Love's. On June 20, 1994, the Company acquired 85% of the capital stock of Il Forno, Inc.









                               Page 7 of 12 Pages

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         United Restaurants, Inc. (the "Company") is a holding company organized in April of 1993, which initially engaged in various capital raising activities and the preparation for its initial public offering in April, 1994. On May 27, 1993, the Company acquired Love's Enterprises, Inc. ("Love's"). The Company acquired 85% of the stock of Il Forno, Inc. in June of 1994, and added a second company operated Love's store in July of 1994. On April 10, 1995, the Company opened On Canon, an Italian ristorante and coffee bar in Beverly Hills, California. In June of 1994, the Company opened the Grand Havana Room, a cigar smoking club in Beverly Hills. A third company-operated Love's store was added on September 25, 1995, in San Bernardino, California.

         Because of the rapid growth, almost all numbers representing the results of company store operations are much larger in the current fiscal year than last year. In the quarter and the nine months ended June 30, 1996, the Company was operating six stores, compared to four in the same periods the prior year.


Results of Operations - Three Months Ended June 30, 1996, compared to Three Months Ended June 30, 1995.

         The Company derives revenues from five principal sources: food and beverage sales, franchise royalties, sublease income, merchandise sales, and membership fees. The percentage contributions of the Company's principal sources of revenue have been changing, due to rapid growth in company operated units from four in the quarter ended June 30, 1995, to six in the quarter ended June 30, 1996, as described above. At the same time, the number of Love's franchises (sixteen last year, four closed, one now company operated, eleven this year) and subleases (eleven last year, three closed, one now company operated, two expired leases now leased direct to franchisees, five subleases active now) have been decreasing. Also this year, the Company is operating the Grand Havana Room cigar smoking establishment in Beverly Hills, which has contributed new sources of revenue, including $496,992 in membership fees, and significantly increased merchandise sales, from $3,828 during the quarter ended June 30, 1995 to $74,628 in the same quarter this year.

         The Company experienced a loss of $675,428 in the quarter ended June 30, 1995, compared to $274,108 in the quarter ended June 30, 1996. In both years, a significant portion of the negative operating results were due to the high corporate overhead incurred as a prerequisite to further expansion. See Company Operations below.


                               Page 8 of 12 Pages

         During the three months ended June 30, 1996, the Company recorded revenues of $1,985,937 compared to $1,597,081 in the quarter ended June 30, 1995. Because of the increase in company operated stores, food and beverage sales were up, at $1,617,451, compared to $1,412,976 the prior year (+14%).
Sales at the four stores operated by the Company both years were down in aggregate (-18%), due to promotions not repeated and the opening sales of the new restaurant in Beverly Hills in 1995. For the same periods, franchise royalties decreased from $63,509 to $46,558 (-27%) and sublease income declined from $116,768 to $65,437 (-44%), due to the decreased numbers of franchises and subleases as discussed above. New sources of revenue, including membership fees, merchandise sales, and rentals for private parties, contributed $256,491 in the 1996 quarter compared to $3,328 last year.

         Company costs and expenses were similarly increased by the addition of the new stores. Food and beverage costs were up by 21%, and direct restaurant labor was up by 11%, reflecting approximately the same percentage increase as in restaurant sales. Other store-level operating expense increases were also in line with the additional sales.


Results of Operations - Nine Months Ended June 30, 1995,
     Compared to Nine Months Ended June 30, 1996

         The Company experienced net losses for the nine months ended June 30, 1995 and 1996 of $1,506,171 and $563,874 respectively.

         During the nine months ended June 30, 1996, the Company recorded revenues of $6,262,033, compared to $3,503,453 in the nine months ended June 30, 1995. Food and Beverage sales increased from $2,932,979 to $4,845,168 (+65%) due to the increased number of company-operated stores as discussed above, but same-store sales decreased (-17%). Franchise royalties decreased from $197,822 to $139,881 (-29%) and Sublease income decreased from $364,388 to $225,941 (-38%), due to the decreased number of franchises and subleases, as discussed above. New sources of revenue, including membership fees, merchandise sales, and private party rentals, provided $1,051,043 in the nine months ended June 30, 1996, compared to $8,264 in the nine months ended June 30, 1995.

         Most of the costs for store level operations were proportional to the changes in sales, caused by the changes in the number of units in each category as discussed above. For example, food and beverage costs increased from $897,965 to $1,536,058 (+71%) and direct store labor costs increased from $1,339,516 to $2,095,490 (+56%), both of which are approximately proportional to the increase in food and beverage sales (+65%).


Company Operations

         The Company, as a holding company, has no revenues of its own apart from its subsidiaries. The Company incurred net losses of $573,288 in the nine months ended June 30, 1995, compared to $651,536 in the nine months ended June 30, 1996. The Company costs were for the operating expenses of the corporate office, and the development costs of new concepts in the business plan, prior to contracting for specific locations, at which time pre-opening expenses are capitalized to be recognized when the store opens.


                               Page 9 of 12 Pages

         The Company is actively working on development of its new Restaurant Groups. The Company has three executives engaged in restaurant operations. The Company believes that this operations team would be sufficient to operate a significantly larger and more diverse restaurant management company. Thus, continued rapid growth would be manageable without significant increases in corporate overhead.

         Management of the Company expects that during the period it continues working on its ongoing development plans, the Company will continue to experience consolidated losses, until such time as the plans are changed, or there are enough profitable restaurant units developed to absorb the expenses and overhead at the Company level.


Liquidity and Capital Resources

         The Company intends to continue the growth of its business, through the revitalization of the Love's Restaurant Group, improving profitability in its Italian Restaurant Group (Il Forno and On Canon), the "Grand Havana Room" cigar smoking establishment and additional expansion of the more profitable of its current concepts.

         As a result of its expansion activity, the Company's working capital has been continually reduced. At June 30, 1996, the actual working capital was $1,206,541 compared to $2,188,055 at June 30, 1995. It is anticipated that about $100,000 of this working capital will be needed for operations through the remainder of 1996. Management estimates that approximately $500,000 will be needed for two more Grand Havana Rooms.

          The Company is currently operating on a negative cash flow basis. Management believes the Company has sufficient cash reserves to enable it to operate its business for at least the next twelve months, but additional capital will be required if all of the Company's expansion plans are to go forward. There can be no assurance that such financing will be available in the amounts and at the times needed by the Company, if at all.

         Management does not expect that inflation will adversely affect the Company's existing or planned operations in the future unless it increases significantly over current levels.





                               Page 10 of 12 Pages

ITEM 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  27.      Financial Data Schedule


(b)      Reports on Form 8-K

                  The Company filed no Reports on Form 8-K during or for the period covered by this Quarterly Report on Form 10-QSB.

         No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.


                               Page 11 of 12 Pages

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         UNITED RESTAURANTS, INC.


Date:  August 13, 1996                   By            HARRY SHUSTER
                                            ------------------------------------
                                                        Harry Shuster
                                              Chairman of the Board, President
                                                 and Chief Executive Officer





                               Page 12 of 12 Pages