Form 10KSB
period 1996-09-30
UNITED RESTAURANTS INC
filed 1997-01-13
CIK 909483

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended September 30, 1996; or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____to____

Commission File Number 0-24828

                            UNITED RESTAURANTS, INC.
                            ------------------------
           (Name of Small Business Issuer as Specified in its Charter)

            Delaware                                    95-4428370
----------------------------------            ----------------------------------
    (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

 1990 Westwood Boulevard, 3rd Floor
      Los Angeles, California                              90025
----------------------------------            ----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's Telephone Number:                    (310) 475-5600
                                              --------------
Securities Registered Under Section 12(b) of the Exchange Act:
                                      NONE
                                      ----
Securities Registered Under Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrants
                -------------------------------------------------
                                 (Title of Class)

                Class B Redeemable Common Stock Purchase Warrants
                -------------------------------------------------
                                 (Title of Class)

         Check whether the Issuer (1) filed all Reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]                             No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State Issuer's revenues for its most recent fiscal year - $8,037,257

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock as of January 8, 1997: $10,814,887

             Common Stock, par value $.01 per share - $2.875

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                            Outstanding at December 31, 1996
----------------------------------            ----------------------------------
Common Stock, par value $.01 per share                  6,362,500 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
              No documents are incorporated by reference into this
                         Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format       Yes [ ]            No [X]
================================================================================

                            Exhibit Index on Page 44

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

GENERAL

        United Restaurants, Inc. is engaged in the business of the ownership, operation and development of restaurants, and, more recently, private cigar clubs. The Company was incorporated under the laws of the State of Delaware on April 13, 1993.

        Soon after its incorporation the Company acquired all of the capital stock of Love's Enterprises, Inc., a California corporation ("Love's"). Love's, which has been in business since the late 1950's, currently operates three Company-owned restaurants and is the franchisor of an additional 10 Love's restaurants. Love's restaurants are mid-priced, family style restaurants located in Southern California which specialize in barbecued beef, pork and chicken entrees and similar fare. In addition to the Love's restaurants, the Company owns and operates one "On Cannon" restaurant, an upscale Italian Restaurant and bar in Beverly Hills, California.

        In June 1995, the Company entered the business of the development, ownership and operation of private cigar clubs. The Company currently owns and operates one private cigar club known as the "Grand Havana Room" in Beverly Hills, California. The Company intends to actively pursue the development of additional "Grand Havana Room" locations in certain large cities, including Washington, D.C., New York, New York and Las Vegas, Nevada.

        The Company's executive offices are currently located at, and its mailing address is, 1990 Westwood Boulevard, 3rd Floor, Los Angeles, California 90025, and its telephone number is (310) 475-5600. References to the "Company" herein includes United Restaurants, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

RECENT DEVELOPMENTS

        New Business Area-- Grand Havana Rooms

        The Company has developed a new concept for a private cigar club known as the Grand Havana Room. The Company's initial Grand Havana Room opened in June, 1995 and is located in Beverly Hills, California, on the second floor in the space above the Company's On Canon restaurant. The Company has recently entered into leases for space in New York, New York and Washington, D.C., in which it intends to develop, own and operate additional Grand Havana Rooms.

        The Grand Havana Room is a private club that includes the operation of an upscale restaurant, a full bar and a private smoking lounge. Members are furnished with private lockers for them to store their cigars and smoking accessories for use when they are at the Grand Havana Room. The Grand Havana Room also offers the ancillary sale of cigars, tobacco products and cigar accessories. The Company intends to actively engage in the development, ownership and operation of Grand Havana Rooms in other major cities. See "Business-- Grand Havana Rooms," below.

        Sale of Il Forno

        In June 1994, the Company acquired 85% of the stock of Il Forno, Inc., a California corporation, which corporation owns and operates an Italian-style restaurant, Il Forno, located in Santa

Monica, California. Because Il Forno did not achieve the operating results anticipated by the Company, on September 20, 1996 the Company sold the 85% of the stock it owned in Il Forno, Inc. back to the persons from whom the Company had originally purchased such stock. The Company sold its stock in Il Forno, Inc. for a purchase price of $1,000 and, in addition, the original Stock Purchase Agreement dated June 20, 1994, pursuant to which the Company had acquired the stock of Il Forno, Inc., was terminated. See Item 7. Financial Statements and Supplementary Data - - Note 3 to Consolidated Financial Statements.

BUSINESS

Grand Havana Rooms

        The Company has developed a new concept for a private cigar club and restaurant catering primarily to affluent cigar smokers and their guests known as the Grand Havana Room. The Company's initial Grand Havana Room opened in June, 1995 and is located in Beverly Hills, California, on the second floor in the space above the Company's On Canon restaurant. The Company has recently entered into leases for space in New York, New York and Washington, D.C., in which it intends to develop and operate additional Grand Havana Rooms.

        The Grand Havana Room concept is to provide a private membership club, including an upscale restaurant, where members can keep their cigars and smoking accessories for use when they are at the Grand Havana Room. Both corporate and individual memberships are sold at the Grand Havana Room, with both corporate and individual members paying a one-time initiation fee and a continuing quarterly membership fee thereafter. The Grand Havana Room concept includes the operation of a private smoking lounge, a full bar and an upscale restaurant, as well as the sale of premium cigars and cigar and tobacco accessories. If space permits, as is currently planned for the Company's initial Grand Havana Room in New York City, a Grand Havana Room may also include other membership activities and services, including a billiards room, screening room and communications center. All of the facilities of the Grand Havana Room, including the bar and restaurant, are only available for use by members and their guests.

        Although the Company currently does not merchandise its own brand of cigars, it intends to do so in the future, and in this regard, has applied for certain trademarks which it intends to use on its cigars. See "Trademarks and Service Marks," below." The Company does not intend to manufacture cigars, but rather to order them directly from a cigar manufacturer and to have its name applied to such cigars for resale at its Grand Havana Rooms.

        Membership at the Grand Havana Room will be limited to the number which the Company believes is appropriate to the space of the particular Grand Havana Room and the number of humidors maintained by the Company at each Grand Havana Room.

        Beverly Hills Grand Havana Room. The Company's initial Grand Havana Room, which opened in June 1995, is located on the floor above the Company's On Canon Restaurant in Beverly Hills, California. The Company leases its Beverly Hills Grand Havana Room pursuant to a five year lease expiring June 30, 1999, which lease has three five year options to extend, through June 30, 2014. The Company's Beverly Hills Grand Havana Room consists of approximately 3,000 square feet. All available memberships at the Company's Beverly Hills Grand Havana Room have been sold, and there currently exists a waiting list with respect to future members.

        New York Grand Havana Room. The Company has entered into a lease for its first Grand Havana Room in New York City for a term of 15 years (the "New York Lease"). The Company's initial

New York Grand Havana Room will be located on the 39th floor of 666 Fifth Avenue, New York, New York, in the former location of the well-known restaurant, "Top of the Sixes." Due to the relatively large size of the space leased for the Company's initial New York Grand Havana Room, in addition to a smoking lounge, bar and restaurant, the Company's development plans at this location also include additional amenities for members and their guests, including a screening room for the exhibition of motion pictures, a billiards room and a communications room. The Company anticipates that development costs required to develop the Company's initial New York Grand Havana Room will be approximately $1,500,000. The landlord of the New York Lease has agreed to reimburse the Company for an aggregate of $411,800 of these development costs. The balance of these development costs will be borne by the Company out of its working capital, including advanced sales of memberships at this club. The Company anticipates that the Company's initial New York Grand Havana Room will open in late winter or early spring 1997. See Item 2. Description of Property; Item 12. Certain Relationships and Related Transactions.

        Washington, D.C. Grand Havana Room. The lease for the Company's Grand Havana Room in Washington D.C., is for a term of fifteen and one-half years expiring in February, 2012 (the "Washington Lease"). Annual rental under the Washington Lease is $170,000 per annum, payable in equal monthly installments, provided that rental under this lease shall not commence until March 1997. The Washington D.C. Lease is for premises at the lower level of 1220 19th Street, N.W., Washington, D.C. and consists of approximately 8,298 square feet. The Company anticipates that development costs for the Company's Washington, D.C. Grand Havana Room will be approximately $750,000. The Company anticipates that it will be able to fund these development costs from its working capital, including advance sales of members at this club, and, if necessary, through the private placement of additional securities of the Company. The Company anticipates that the Washington D.C. Grand Havana Room will open in the spring of 1997. See Item 2. Description of Property and Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

        Future Grand Havana Rooms. The Company intends to actively pursue the development of additional Grand Havana Rooms in other major cities. In this regard, the Company is currently looking for suitable space for a Grand Havana Room in Las Vegas, Nevada, as well as for suitable space for a second Grand Havana Room in New York City. The Company intends to investigate possible locations for additional Grand Havana Rooms in other major cities in the future. There can be no assurance that the Company will be successful in locating additional locations for such Grand Havana Rooms, will be successful in obtaining funding necessary to develop such additional Grand Havana Rooms, or if developed, that such additional Grand Havana Rooms will be operated profitably.

        Marketing and Promotion. The Company's Grand Havana Rooms are private membership clubs, and the Company believes that very little promotion and advertising will be required to establish the limited membership base sought by the Company for its Grand Havana Rooms. The Company's Beverly Hills location currently has a capacity membership and there currently exists a waiting list for additional members. The Company believes that similar results may be achieved at its future Grand Havana Rooms without extensive promotion or advertising by direct targeting of select individuals by the Company's officers and employees and by word-of-mouth advertising by existing members; however, if direct member personal solicitations and "word-of-mouth" is insufficient to sell memberships, the Company may find it necessary to engage in advertising or other promotional activities to attract members to its Grand Havana Rooms. Because the advertisement of tobacco products is heavily regulated, there could be significant restrictions on the Company's ability to advertise its Grand Havana Rooms, which could have a material adverse effect on the operations of the Company's Grand Havana Rooms. See "Government Regulation," below.

Love's

        On May 27, 1993, the Company purchased all of the issued and outstanding capital stock of Love's from Kyotaru International, Inc., a subsidiary of a large Japanese concern, for a total consideration of $534,822. On the date of Closing, Love's operated one Company-owned restaurant and was the franchisor of an additional 19 Love's restaurants, which were operated by independent franchisees. In addition, the Company acquired two closed Company-owned locations. Since the completion of the Company's initial public offering in April 1994, the Company has assumed the operations of two previously franchised restaurants in Westchester, California and San Bernardino, California, and seven of the weaker franchised restaurants have closed.

        Love's currently operates three Company-owned restaurants and is the franchisor of an additional 10 mid-priced family-style restaurants which specialize in barbecued pork and beef, primarily ribs, and chicken. Love's has been operated for years by a small group of restaurant management professionals who handle all of the franchisee matters, leasing and other details related to the operation of a chain of restaurants, including proprietary product manufacture and distribution. Each Love's restaurant is a freestanding building with adjacent parking, consisting of approximately 4,500-5,000 square feet of space, generally organized as a dining area with a counter and a bar/lounge with additional seating capacity in a separate room. Love's is a mid-priced, family-style, full-service restaurant. Each Love's restaurant has a liquor license. Each of the franchised restaurants is owned and operated by an independent franchisee under a Franchise Agreement pursuant to which a royalty is paid to Love's. See "Love's Franchise Agreement," below. Each of the franchisees is required to purchase all of the Love's proprietary barbecue products from vendors approved by the Company. Four of the franchised locations are leased directly by the Company from an independent landlord and then subleased to the franchisee who pays a rental which is intended to provide an incremental profit to Love's over the rental which is paid to the landlord, while six of the locations are leased directly by the franchisees. See this Item 1, "Description of Business--Love's--Love's Locations" and Item 2, "Description of Property."

        The Company intends to concentrate its efforts on the development of its Grand Havana Rooms and has no current intention to develop any additional Company-owned Love's restaurants or franchise additional Love's restaurants, except that one existing Love's franchisee has received approval from the State of California for a material modification to such franchisee's existing franchise agreement, which modification will allow such franchisee to open an additional Love's restaurant. See "Love's Locations," below and "Government Regulation."

        Love's Locations. Set forth below is certain information about the Love's restaurant locations at December 15, 1996, all of which are free-standing buildings comprising approximately 4,500 to 5,000 square feet with adjacent parking.

                       Restaurant        Franchise
  Location               Opened        Expiration Date     Lease Term
  --------            -------------    ---------------     ----------
Company owned
-------------
Century City/
Beverly Hills, CA     November 1970    Company owned       February 28, 1998 (1)
Westchester, CA       December 1970    Company owned       December 31, 1999
San Bernardino, CA    April 1973       Company owned       April 30, 1998

Franchised and
Subleased(2)
---------
Woodland Hills, CA    January 1969     December 31, 1998   December 31, 1998
Lakewood, CA          March 1970       July 31, 1999       July 31, 1999
West Covina, CA       August 1969      October 30, 2000    January 31, 2000
Riverside, CA         October 1972     November 11, 1997   September 30, 1997

Franchised Only
---------------
Mission Valley, CA    1967             October 30, 2016
Northridge, CA(3)     June 1968        June 29, 2003
Oceanside, CA         1972             October 30, 2016
Chula Vista, CA       May 1976         October 30, 2016
Garden Grove, CA(4)   December 1970    December 21, 2000
Rosemead, CA          November 1970    December 31, 2000
Brea, CA              April 1969       December 31, 1998

---------------------

(1) The lease for the Company's Century City/Beverly Hills location contains a provision enabling the landlord to terminate it upon one year's written notice, for the purpose of developing, selling or altering the use of a substantial portion of the block on which the restaurant is located.

(2) Love's is also the lessee of three additional locations in Tucson, Arizona, Laguna Hills, California, and Huntington Beach, California, former Love's franchised locations, which are subleased to independent restaurateurs.

(3) Although this franchise is still in effect, operations at this franchise terminated in October 1996.

(4) The franchisee of this franchise has received permission for a material modification to its franchise agreement which would permit this franchise to alter an existing restaurant operated by this franchisee in Cyprus, California into an additional Love's franchise location.

        Love's Franchise Agreement. The typical Love's Franchise Agreement has an initial term of 20 years. Love's historically required its new franchisees to pay a franchise fee of $50,000, although no new Love's franchises have been sold since the mid-1970's. Franchisees are also generally required to execute a Sublease in favor of Love's with respect to the facility where the franchise is located, and in some instances also are required to execute an Equipment Lease Agreement with Love's for fixtures, equipment and signs. The Franchise Agreement contains an option enabling the franchisee to extend the term for up to three additional five-year periods if the franchisee is not in default under the Franchise Agreement, the related Sublease and the Equipment Lease Agreement, and further if the franchisee, in the good faith judgment of Love's, has operated the restaurant in an effective manner. No additional franchise fees are required to be paid upon the exercise of the option. At the time of exercise of the option, the franchisee also is required to amend all franchise documents to bring the royalties, rents and other charges in line with the rates then prevailing for new Love's franchisees. Franchisees also are required to pay to Love's royalties ranging up to 3.6% of gross sales, on a weekly basis, for the full term of the franchise. The Franchise Agreement requires franchisees to maintain fire, extended coverage, vandalism, malicious mischief, blanket liability, workmen's compensation and business interruption insurance in minimum amounts specified by Love's. Love's is to be named as a loss payee on all fire policies and as additional insured on all liability policies.

        Franchisees are required to maintain the standards of quality established by Love's for food products and services throughout its system. Franchisees are required to purchase certain food products only from vendors who are purveyors of products of the quality required by Love's and have the capacity to deliver such high quality food products on a consistent basis. Love's has the right to require standardization of its franchisees with respect to such matters as restaurant design and decor, minimum hours of operation, menus, operating procedures, sanitation facilities, and the quality and quantity of food and services

        The Franchise Agreement requires Love's to refrain from establishing or franchising the establishment of another Love's restaurant within a three-mile radius of the franchisee's restaurant. Love's retains the right to market its products through other retail outlets, such as grocery stores and delicatessens, anywhere, including within a three-mile radius of the franchisee's restaurant location. Love's requires that each franchisee's manager be a full-time employee of the franchisee, and that the manager may not engage in any other business during his employment by the franchisee.

        Love's is under no obligation to furnish accounting services to any franchisee, but Love's requires each franchisee to deliver to it, on a weekly basis, gross sales reports and other data as Love's may from time to time deem necessary. Love's inspects each franchisee's operations periodically to offer advice and render assistance where it deems necessary. Franchisees are required to permit Love's or its authorized agents to inspect their premises, books and records at any reasonable time during regular business hours.

        The Franchise Agreement generally may be assigned by a franchisee only with the prior written consent of Love's, which consent shall not be unreasonably withheld. Love's has a right of first refusal with respect to any such proposed transfer, on essentially the same terms as those being offered by the proposed transferee. Generally, if a franchisee defaults in the performance of any of the terms of the Franchise Agreement, or the related Sublease or Equipment Lease Agreement, and such default is not cured within seven days after Love's mails written notice thereof to the franchisee, or if bankruptcy or insolvency proceedings are commenced by or against the franchisee, or if an unauthorized transfer of the business is made, then Love's may declare the Franchise Agreement terminated. Upon termination of the Agreement, any rights of the Franchisee to use Love's trade secrets, processes, operating techniques, trade name or restaurant location also terminate and revert to Love's.

        Prohibition on Additional Franchising of Love's Restaurants. Neither the Company nor Love's is currently in a position to franchise new restaurants because certain regulatory requirements were not complied with by former management and the Company has not complied with the significant legal requirements that must be met in order to allow it to sell new franchises in the State of California. See Item 7. Financial Statements and Supplementary Data--
Note 2 to Consolidated Financial Statements.

In addition, since the Company intends to actively pursue the growth of its Grand Havana Rooms at this time, the Company has no current intention of complying with regulatory requirements that would enable it to franchise any additional Love's restaurants.

        Love's Marketing and Promotion. Prior to its acquisition by Kyotaru in 1990, Love's was owned by a family-owned corporation controlled by Harry Shuster, the current Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Shuster acted as the chairman and chief executive officer of Love's during that period. Under Mr. Shuster's management, Love's had an advertising program pursuant to which a majority of the franchisees would determine each year what the franchisees would spend for advertising during the next year and then Love's would match the amount so determined on its Company-owned restaurants. Under Kyotaru, Love's had a limited marketing program and the franchisees did not vote to spend money for advertising on a cooperative basis, leaving advertising and promotion to its franchisees individually. Such advertising and promotion consisted mainly of local radio and newspaper advertising and reliance on location and signage. For the most part, the only advertising efforts made by Love's itself related to its Company-owned stores. It is Management's belief that this lack of advertising was and is primarily responsible for declining revenues at the Love's restaurants during recent years.

        Since its initial public offering, the Company has tried to initiate a cooperative advertising program between it and its greater Los Angeles area franchisees. Under the Love's Franchise Agreement, if a majority of the franchisees participate, they must all participate. The Love's franchisees; however, voted to reject the Company's original cooperative advertising proposal. Subsequent to this rejection, the Company formulated a second cooperative advertising program for the Los Angeles area franchisees pursuant to which the Company has proposed to fund up to $50,000 for an advertising program subject to cooperative participation by the franchisees of 2.5% of gross sales. Management hopes that this cooperative advertising program will be adopted and will increase Love's viability, promote its revitalization and increase patronage of all of the Love's restaurants in the greater Los Angeles area. However, there can be no assurance that a majority of the franchisees will vote to participate in an advertising cooperative. A negative vote could have a material adverse effect on the future results of Love's.

OTHER OPERATIONS

        On Canon. The Company's On Canon restaurant opened in April 1995 on Canon Drive in Beverly Hills, California. On Canon offers a light Italian menu featuring pizza, pasta and other Italian favorites. On Canon is open for lunch and dinner each day and the ambiance is designed to be "elegantly casual" and "social" with a modern, sporty look. The Company intends to continue to operate its On Canon restaurant, and has no current plans to open additional On Canon locations.

        Far Eastern Territory Rights Agreement. In August 1994, the Company entered into a Territory Rights Agreement with PT Transpacific Ekagraha, an Asian holding company, which engages in a number of businesses, including banking and the restaurant development business. Under the Territory Rights Agreement, the territory rights holder has committed to construct at least eight Love's Restaurants in portions of Asia, including Mainland China, Hong Kong, Indonesia, Singapore, Malaysia and Republic of China-Taiwan. The Territory Rights Agreement provides for additional payments to Love's upon the opening of each restaurant and for continuing royalties ranging from 5%-8.75% of gross sales. Love's is to provide certain training, management and other services during the term of the Territory Rights Agreement. It is expected that the initial restaurant to be opened under the Territory Rights Agreement will open in early 1997. See Item 7. Financial Statements and Supplementary Data -- Note 4 to Consolidated Financial Statements.

TRADEMARKS AND SERVICE MARKS

        The Company has registered nine service marks or trademarks with the United States Patent and Trademark Office on the Principal Register, including "Love's", "Love's Wood Pit Barbecue" and "Love's Express." In addition, the Company has applications pending in the Untied States Patent and Trademark Office for the service marks "Grand Havana Room," and "Grand Havana House of Cigars," and for the trademarks "Grand Havana Selection" and "Grand Havana Reserve." The Company has also registered the service mark "On Canon." The Company regards its service marks and trademarks as having significant value and being an important factor in the marketing of its restaurants and cigar clubs. The Company hopes that the development of its new "Grand Havana" service marks and trademarks will also result in service marks and trademarks which are generally recognized by the consumer public and worthy of protection. As its business develops, the Company will try to develop merchandising of trademarked products, such as its own brand of cigars, T-shirts and other similar products, utilizing its service marks and trademarks, in order to generate additional revenues. The Company's policy is to pursue registrations of its marks wherever possible and to oppose vigorously any infringement of its marks. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business.

GOVERNMENT REGULATION

        Tobacco Industry Regulation. Cigars and other tobacco products are subject to regulation in the United States at the federal, state and local levels. Together with changing public attitudes towards smoking, a constant expansion of smoking regulations since the early 1970's has been a major cause of the overall decline in consumption of tobacco products, although cigar consumption has increased since 1993. Moreover, the trend is toward increasing regulation in the tobacco industry. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Federal law has required health warnings on cigarettes since 1965; however, there is currently no federal law requiring that cigars or pipe tobacco carry such warnings. However, California requires "clear and reasonable" warnings to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, known as Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation.

        The majority of states, including California, restrict or prohibit smoking in certain pubic places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. Although the Company believes that because it offers a private membership club it will be exempt from future regulations that might further prohibit smoking, if regulations should be enacted which would in any way limit or prohibit the smoking of cigars in the Company's Grand Havana Rooms this would have a material adverse effect on the business of the Company.

        Cigars and pipe tobacco have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. Enactment of significant increases in or new federal, state or local excise taxes may result in significantly increasing the price of cigars which could result in decreased sales of cigars at the Company's Grand Havana Rooms, and a decrease in the number of persons who smoke cigars which could cause a reduction in memberships at the Grand Havana Rooms.

        California has recently enacted, and it can be anticipated that other states in which the Company may operate may enact, a new "non-smoking" law or ordinance. In the first year of operating under this new law, the Company is unable to detect any effect this new law has on its business.

        A variety of bills relating to tobacco issues have been recently introduced in the Congress of the United States, including bills that would have
(i) prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; and (iii) shifting regulatory control of tobacco products and advertisements from the U.S. Federal Trade Commission to the U.S. Food and Drug Administration. There can be no assurance as to the ultimate content, timing or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body, and there can be no assurance that any such legislation or regulation would have a material adverse affect on the Company's business.

        Restaurant and Alcohol Regulation. The Company's restaurants, including the restaurants in the Company's Grand Havana Rooms, are subject to numerous federal, state and local laws regulating their business, including health, sanitation, safety standards, alcoholic beverage control and fire regulations. The development and construction of additional restaurants, including those within the Company's Grand Havana Rooms, will be subject to compliance with applicable zoning, land use and environmental regulations. Each of the Love's restaurants, the Company's On Canon restaurant, and its currently operational Grand Havana Room, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. The failure of a restaurant to obtain or retain liquor or food service licenses could have a material adverse effect on its operations. In order to reduce this risk, each of the Love's restaurants is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. The Company intends to adopt similar procedures with respect to its Grand Havana Rooms. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area including the proposed new Grand Havana Rooms to be developed by the Company. However, management believes the Company is in compliance in all material respects with all relevant regulations, and the Company has never experienced abnormal difficulties or delays in obtaining the required licenses or approvals.

        Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to alcoholic beverage licenses to date. In California, there is a set number of licenses available, but there is an active market through which new licenses can be obtained at the then-applicable market price. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

        The Company is subject in California, and may be subject in certain other states, to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries comprehensive general liability insurance which it believes is consistent with coverage carried by other entities in the restaurant industry. Even though the Company is covered by insurance, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a material adverse effect on the Company. The Company has never been the subject of a "dram-shop" claim.

        Other Regulations. Various federal and state labor laws govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could be detrimental to the economic viability of the Company's restaurants. Management is not aware of any environmental regulations that have had a material effect on the Company to date.

        The Americans With Disabilities Act ("ADA") prohibits discrimination on the basis of disability, accommodations and employment. The ADA became effective in 1992 as to public accommodations and employment. The Company's restaurants are currently designed to be accessible to the disabled. The Company believes that it is in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. Because of the relatively recent effectiveness of the ADA and the absence of comprehensive regulations thereunder, the Company is unable to predict the extent to which the ADA will affect the Company. However, the Company could be required to expend funds to modify its restaurants in order to provide service to, or make reasonable accommodations for the employment of, disabled persons.

        The Company is also currently subject to a number of state laws that regulate certain substantive aspects of the franchisor/franchisee relationship with respect to its Love's restaurant franchisees, such as termination, cancellation or non-renewal of a franchise (such as requirements that "good cause" exist as a basis for such determination and that a franchisee be given advance notice of and a right to cure default prior to termination) and may require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and regulate discrimination among franchisees in charges, royalties or fees.

        In addition, although the Company has no current intention to offer new franchises of its Love's restaurants or any of its other establishments, if it should determine to do so in the future, the Company would be subject to federal and state laws, rules and regulations that govern the offer and sale of franchises. If the Company were unable to comply with any such franchise laws, the Company would be unable to engage in offering or selling franchises in of from any such state. To offer and sell franchises, the Company would be required by the Federal Trade Commission to furnish prospective franchisees with a current franchise offering disclosure document. In addition, in certain states (including California) the Company would be required to register or file with such states and to provide prescribed disclosures. Further, once the Company became capable of offering franchises, the Company would be required to keep its offering disclosure documents updated to reflect the occurrence of material events. There can be no assurance that the Company would be able to comply with any federal or state franchise laws with respect to the offer and sale of franchises should the Company determine to offer and sell franchises in the future.

COMPETITION

        The Company's Grand Havana Room will compete with other clubs that offer private memberships as well as with other restaurants, bars and other establishments which are open to the public and at which cigar smoking is permitted. The Company is currently unaware of any other private membership cigar clubs catering to affluent clientele, and the Company intends to maintain this niche which the Company believes will enable it to compete effectively with other private membership clubs as well as with other bars and restaurants that are open to the public and permit the smoking of cigars. Many of the Grand Havana Rooms' competitors have substantially greater financial, marketing, personnel and other resources than the Company, and the Company believes its ability to compete effectively will continue to depend on its ability to offer an exclusive membership club that caters to affluent cigar smokers and offers a high quality distinctive restaurant, smoking lounge and bar.

        The restaurant industry is highly competitive with respect to price, service, food quality and location. The Company's Love's restaurants compete with mid-price, full-service restaurants, primarily on the basis of quality in food and service, dining experience, ambiance, location and price-value relationship. Many of those restaurants specialize in or offer products similar to those offered by Love's. The Company also competes with a number of other restaurants within its markets, including both locally-owned restaurants and regional or national chains. The Company believes that Love's family-style concept, attractive price-value relationship and quality of food and service, together with its specialization in barbecued ribs and chicken, enable it to differentiate itself from its competitors. Many of the Company's competitors are well-established in the mid-price dining segment in the Company's existing markets, have achieved significant national, regional and local brand name and product recognition, engage in extensive advertising and promotional programs, and have substantially greater financial, marketing, personnel and other resources than the Company. Additionally, the restaurant business is often affected by changes in consumer taste and discretionary pending priorities, economic conditions, demographic trends, traffic patterns and employee availability. Any change in these factors could adversely affect the Company. The Company believes that the ability of the Love's restaurants to compete effectively will continue to depend on its ability to offer high quality, moderately priced food in a full-service, distinctive dining environment.

EMPLOYEES

        As of December 15, 1996, the Company had approximately 200 employees, including part-time employees. The Company's Chairman of the Board, President and Chief Executive Officer is engaged by the Company as an independent consultant. See Item 10, "Executive Compensation--Consulting and Employment Agreements." None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.


ITEM 2.     DESCRIPTION OF PROPERTY.

        The Company owns no real property. Love's is a lessee under a total of ten leases related to all of its franchised, subleased and Company-owned locations. As to those locations which are franchised, four such locations are subleased to Love's franchisees at a rental rate which is designed to produce an incremental profit to the Company over the rental paid to the landlord, although in recent years this has not been the case. Love's leases generally call for the Company to pay the lesser of a specified minimum monthly base rent or fixed percentages of sales of food, liquor and other items. In order to emphasize the partnership aspect of the purchaser/franchisee relationship, generally the minimum fixed sublease obligations set for the franchisees are lower than those which Love's is required to pay the landlord, but the percentage rent is calculated to produce higher revenues for Love's overall, assuming the sales levels projected by the parties. See Item 7. Financial Statements and Supplementary Data -- Note 9 of "Notes to Consolidated Financial Statements." The leases are generally "triple net" leases, obligating the Company, as tenant, to be responsible for taxes, utilities and insurance. In the subleases which the Company enters into with its franchisees, the Company passes on the "triple net" obligations to such franchisees, and receives specified percentages of such sublessees' sales of food, liquor and other items. The percentages to be received by the Company from such sales generally are between 1 % and 2% higher than the percentages required to be paid by the Company to its landlords. See Item 1, "Description of Business--Love's--Love's Locations".

        The Company also has a five-year lease expiring June 30, 1999, which lease has three five-year options to extend through June 30, 2014, for its "On Canon" restaruant location and Grand Havana Room in Beverly Hills, California. Annual rental under the On Canon restaurant portion of the lease is currently $144,000 per year and under the Grand Havana Room portion of the lease is currently $64,134 per year.

        The Company's initial New York Grand Havana Room will be located on the 39th floor of 666 Fifth Avenue, New York, New York. The New York Lease is for a term of fifteen years expiring September 30, 2011. Annual rental under the New York Lease in its initial five years is $658,880 per annum, payable in equal monthly installments, provided that this rental shall not commence until March 1997. In addition to this rental, the Company will pay as additional rental under the New York Lease an amount equal to 6.5% of the gross sales from its New York Grand Havana Room in excess of $10,136,600 in any lease year. The New York Lease consists of approximately 16,472 square feet. The Company anticipates that development costs required to develop the Company's initial New York Grand Havana Room will be approximately $1,500,000. The landlord of the New York Lease has agreed to reimburse the Company for an aggregate of $411,800 of these development costs. The balance of these development costs will be borne by the Company out of its working capital, including advanced sales of memberships at this club. The Company anticipates that the Company's initial New York Grand Havana Room will open in late winter or early spring of 1997. See Item 1. "Description of Business-- Grand Havana Rooms."

        The lease for the Company's Grand Havana Room in Washington D.C., is for a term of fifteen and one-half years expiring in February, 2012 (the "Washington Lease"). Annual rental under the Washington Lease is $170,000 per annum, payable in equal monthly installments, provided that rental under this lease shall not commence until March 1997. The Washington D.C. Lease is for premises at the lower level of 1220 19th Street, N.W., Washington, D.C. and consists of approximately 8,298 square feet. The Company anticipates that development costs for the Company's Washington, D.C. Grand Havana Room will be approximately $750,000. The Company anticipates that it will be able to fund these development costs from its working capital, including advance sales of memberships at this club, and, if necessary, through the private placement of additional securities of the Company. The Company anticipates that the Washington D.C. Grand Havana Room will open in the spring of 1997. See Item 1. "Description of Business -- Grand Havana Rooms," and Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        In February 1995 the Company entered into a six-year lease with 1990 Westwood Boulevard, Inc. covering approximately 6,000 square feet of office space for its principal executive offices. The Lease provides for a rental of $4,000 per month through January 31, 1998, and a rental of $4,400 per month thereafter through the end of the term of the lease in January 2001. 1990 Westwood Boulevard, Inc. is owned 50% by Harry Shuster, Chairman of the Board, President and Chief Executive Officer, a Director and a promoter of the Company, 35% by Jordan Belfort and 15% by Daniel Porush. Each of such latter persons is a shareholder of Chicken & Ribs, Inc., a promoter of the Company. The Company is advised that the rental and other terms of the agreed-upon Lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an independent, unrelated lessor. See Item 12. "Certain Relationships and Related Transactions".

        The Company considers its leased properties to be adequate for its needs in the short term or at least until the expiration of such leases, subject to such additional leases as need be entered into in connection with the Company's expansion plans discussed elsewhere in this Annual Report on Form

10-KSB. In management's opinion, all of the properties leased by the Company are adequately covered by insurance.

ITEM 3.     LEGAL PROCEEDINGS.

        The Company is not a party to any pending material legal proceeding, other than routine litigation that is incidental to its business or is covered by insurance, except as follows:

        On January 13, 1989, Love's filed in the United States Patent and Trademark Office a Petition to cancel the registration of a service mark entitled "Love's Yogurt," which was registered on June 7, 1988 by a yogurt/soup and sandwich retail operator based in Chicago, Illinois. Love's undertook to cancel the registration in order to preserve its rights to the mark to the fullest extent possible, although it does not compete in the same geographic market as those of the applicant. The action did not involve a claim of infringement nor is it one as to which monetary damages were available. The Company has reached an oral agreement with "Love's Yogurt" to settle this matter, which agreement would provide that "Love's Yogurt" license the "Love's" name from the Company and agree not to add certain items to the"Love's Yogurt" menu and not to open "Love's Yogurt" stores in territories where there are existing Love's restaurants. The documentation on this settlement is currently in the process of being prepared.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1996, to a vote of security holders of the Company through the solicitation of proxies, or otherwise.

                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Common Stock, par value $.01 per share, of the Company has been traded on The Nasdaq Stock Market's Small Cap Market ("Nasdaq") under the symbol UNIR, since April 12, 1994, the effective date of the Company's initial public offering. Prior to that date, there was no public market for the Company's securities. In its initial public offering, the Company sold a total of 2,012,000 Units, each Unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant. Each of the Class A Warrants and the Class B Warrants entitles the holders thereof to purchase one share of the Company's Common Stock at exercise prices of $4.80 and $5.60 per share, respectively. In addition to the market for the Company's Common Stock, as to which certain information is provided below, the Company's Class A Warrants and Class B Warrants are also traded on Nasdaq. See Item 11, "Security Ownership of Certain Beneficial Owners and Management".

        The following table sets forth, for the Company's fiscal quarters indicated, the high and low bid prices of the Common Stock in The Nasdaq Stock Market's Small Cap Market, as reported to the Company in monthly Reports from
Nasdaq:

                                                   Reported
                                                  Bid Prices
                                            -----------------------
                                            High            Low
        1995
           1st Quarter..................    3-5/8           2-1/8
           2nd Quarter..................    2-3/8           1-5/8
           3rd Quarter..................    2-1/8           1-3/4
           4th Quarter..................    3-1/4           1

        1996
           1st Quarter..................    3-3/8           1
           2nd Quarter..................    2-1/8           15/16
           3rd Quarter..................    2-3/16          1-1/4
           4th Quarter..................    1-11/16         7/8

        The above quotations represent prices between dealers, do not include retail mark-up, markdown or commission and do not necessarily represent actual transactions.

        There were approximately 30 record holders of the Common Stock of the Company as of December 1, 1996.

        The Company has never declared or paid any cash dividends and does not intend to pay cash dividends in the foreseeable future on the shares of Common Stock. Cash dividends, if any, that may be paid in the future to holders of Common Stock will be payable when, as and if declared by the Board of Directors of the Company, based upon the Board's assessment of the financial condition of the Company, its earnings, need for funds, capital requirements, and prior claims, if any, of Preferred Stock to the extent issued, and other factors, including any applicable laws. The Company is not currently a party to any agreement restricting the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

        United Restaurants, Inc. was incorporated in April of 1993. On May 27, 1993, the Company acquired Love's. The Company currently owns and operates, through its Love's subsidiary, three Company-owned Love's restaurants and is the franchisor of an additional 10 Love's restaurants, all of which Love's restaurants are located in Southern California. Love's is a mid-priced, family style restaurant specializing in barbecued beef, pork and chicken entrees. On April 10, 1995, the Company opened On Canon, an Italian restaurant in Beverly Hills, California and in June of 1995, the Company opened its initial Grand Havana Room, a private cigar smoking club located on the second story above the Company's On Canon Restaurant in Beverly Hills.

        The Company has determined to pursue the development, ownership and operation of additional Grand Havana Rooms in major cities across the United States as its principal business focus. In this regard, the Company has entered into leases for new Grand Havana Room locations in each of Washington, D.C. and New York, New York, and is currently in the process of developing these locations into additional Grand Havana Rooms, which two new Grand Havana Rooms the Company anticipates will open in late winter or spring of 1997. In addition, the Company is currently looking into possible lease locations for a second Grand Havana Room in New York, New York and a Grand Havana Room location in Las Vegas, Nevada. Further, the Company intends to continue to expand its Grand Havana Room concept into other major cities across the United States in the future.

        The Company believes that the growing cigar market and increased demand for cigars offers the Company substantial growth opportunities for its private restaurant and cigar smoking clubs. Recently, cigar smoking has gained popularity in the United States, resulting in a significant increase in consumption and retail sales of cigars, particularly for premium cigars. Management believes that this increase in cigar consumption and retail sales is the result of a number of factors, including: (i) the increase in the number of adults over the age of 50 (a demographic group believed to smoke more cigars than any other demographic segment), and (ii) the emergence of an expanding base of younger affluent adults who have recently started smoking cigars and who tend to smoke premium cigars. The Company believes its Grand Havana Room concept appeals to both of these consumer groups. According to cigar industry statistics, consumption of cigars increased significantly from 1993 to 1995 and continued to increase in 1996. However, this increase followed a decline in consumption from 1964 to 1993. Although management believes that premium cigar use will continue to increase in future years, there can be no assurance that this will be the case, and, as in the past, it is possible that cigar consumption in the United States could again start to decline. Any significant decline in cigar consumption could have a material adverse affect on the business and operations of the Company.

        The Company intends to continue its current operations in the restaurant business, in particular with respect to its On Cannon restaurant. The Company has no current intention of developing any additional Company-owned Love's restaurants or franchising additional Love's restaurants, and may in the future determine to sell its Love's restaurants which have not been as profitable to the Company as anticipated by management. In September 1996 the Company sold its stock in Il Forno, Inc. which corporation owns and operate Il Forno, an Italian style restaurant in Santa Monica, California, because such restaurant did not achieve the operating results anticipated by the Company.

        All of the Company's operating businesses are conducted through its wholly owned-subsidiaries. United Restaurants, Inc., the parent holding company ("Parent"), has no revenues of its own apart from its subsidiaries; however, the Parent incurs expenses which are not allocated to any of its operating subsidiaries. Parent company costs are the operating expenses of the corporate office, and the development costs of new concepts in the Company's business plan, prior to contracting for a specific site, at which time pre-opening expenses are capitalized to be recognized when a new business location opens.

        Management of the Company expects that during the period it is working on the development of additional Grand Havana Rooms, the Company will continue to experience consolidated losses, until such time as there are enough profitable restaurant units and Grand Havana Rooms developed to absorb the increased expenses and overhead at the Parent company level.

        To the extent that any of the statements contained herein relating to the Company's business, including its development plans with respect to its Grand Havana Rooms, contain forward-looking statements, such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forwarded- looking statements, including risks and uncertainties associated with the costs of the development of proposed new Grand Havana Room locations, the timing of the proposed developments, compliance with regulatory requirements and the Company's ability to sell memberships in its proposed new Grand Havana Room locations. In addition to these risks, other important factors that could cause the Company's results of operations to differ materially from those anticipated by management include a decline in public consumption of cigars and other tobacco products and significant increases in excise taxes which could substantially increase the price of cigars.

Results of Operations - Fiscal Year Ended September, 30, 1996, Compared to Fiscal Year Ended September 30, 1995

        The Company derives revenues from five principal sources: food and beverage sales, franchise royalties, sublease income, merchandise sales and membership fees. During its fiscal year ended September 30, 1996 the Company had revenues of $8,037,257 compared to revenues of $5,776,404 for its fiscal year ended September 30, 1995, an increase of $2,260,853 or approximately 39%. This increase in revenues is primarily due to increases in food and beverage sales, from $4,652,912 in fiscal year 1995 to $6,258,858 in fiscal year 1996, or an increase of $1,605,946 or 35%, which increase in food and beverage sales is due primarily to: an increase in food and beverage sales at the Company's Beverly Hills Grand Havana Room which opened in June 1995, from $123,218 in fiscal year 1995 (reflecting four months of operations) to $833,393 in 1996 (reflecting a full year of operations), or an increase of $710,175; an increase from $2,629,172 in fiscal year 1995 to $3,158,853 in fiscal year 1996, or an increase of $529,681 from food and beverage sales at the Company's On Canon Restaurant and former Il Forno Restaurant, the increase due primarily to the fact that the On Canon Restaurant had its first full year of operations in fiscal year 1996; and an increase of approximately $368,608, from $1,906,004 in fiscal year 1995 to $2,274,612 in fiscal year 1996 from food and beverage sales at the Company's Love's restaurants resulting primarily from the fact that one of the Love's franchised restaurants switched from being a franchised location to being a Company-owned Love's restaurant in October 1995.

        Other reasons for the significant increase in the Company's revenues from the Company's fiscal year ended September 30, 1996 compared to its fiscal year ended September 30, 1995, include: an increase in merchandise sales from $93,214 in fiscal year 1995 to $364,572 in fiscal year 1996, or an increase of $271,358 resulting primarily from an increase in sales of tobacco and other products at the Company's Grand Havana Room which had its first full year of operations in fiscal year 1996; and an increase in membership fees received from the Company's initial Grand Havana Room, from $298,850 in the fiscal year ended September 30, 1995 compared to $649,608 for the fiscal year ended September 30, 1996, or an increase of $350,758, which increase is due to increases in membership fees in the Grand Havana Room's first full year of operations. In addition, included in the Company's revenues for its fiscal year ended September 30, 1996 is a one-time development fee of $200,000 paid to the Company by an Asian company to which the Company has granted a license to develop Love's restaurants in Asia. See Item 7. Financial Statements and Supplementary Data -- Note 4 to Consolidated Financial Statements. Revenues from franchise royalties decreased from $249,534 in fiscal year 1995 to $183,266 in fiscal year 1996, a decrease of $66,268, and sublease income decreased from $466,908 in 1995 to $291,027 in 1996, a decrease of $175,881, due primarily to the conversion of one Love's Restaurant from a franchised location into a Company-owned location in October 1995.

        Total costs and expenses of the Company increased from $7,771,265 for the Company's fiscal year ended September 30, 1995 to $9,040,274 in the fiscal year ended September 30, 1996, an increase of $1,269,009 or 16%. An aggregate of $596,337 of this increase in costs is due to increases in costs of food and beverages. Food and beverage costs at the Grand Havana Room increased from $39,547 in fiscal year 1995 to $304,614 in fiscal year 1996, or an increase of $265,067 due to the fact that fiscal year 1996 reflected the first full year of operations of the Grand Havana Room. Food and beverage costs for the Company-owned Love's restaurants increased from $671,039 in fiscal year 1995 to $834,298 in fiscal year 1996, or an increase of $163,259 which increase is due primarily to the conversion of one Love's franchise location to a Company-owned location in October 1995. Food and beverage costs at the Company's On Canon restaurant and former Il Forno restaurant increased from $729,701 in fiscal year 1995 to $894,928 in fiscal year 1996, or an increase in $165,227, which increase was due primarily to the fact that fiscal year 1996 was the first full year of operations of the On Canon restaurant.

        Other increases in costs of the Company from fiscal year 1996 to fiscal year 1995 include: an increase in cost of merchandise from $74,207 to $273,135, or an increase of $198,928 relating primarily to increased costs of merchandise for the Company's first full fiscal year of operations of its Grand Havana Room; an increase in direct labor expenses and benefits from $2,094,951 to $2,736,007, or an increase of $641,056 in labor expenses resulting primarily from an increase in labor costs associated with the first full year of operations of the Company's Grand Havana Room and On Canon Restaurant, and increased occupancy expenses from $1,999,771 in fiscal year 1995 to $2,376,783 in fiscal year 1996, or an increase of $377,012 resulting primarily from increased expenses due to the first full year of operations of the Company's Grand Havana Room and On Canon Restaurant and the first full year of operations of one-additional Company-owned Love's location which had previously been franchised. Sublease expenses decreased from $405,622 in fiscal year 1995 to $258,389 in fiscal year 1996, a decrease of $147,233 due primarily to the conversion of one franchised Love's location into a Company-owned location in October 1995.

        The Company's loss from operations decreased from $(1,994,861) in fiscal year 1995 to $(1,003,017) in fiscal year 1996, or a decrease in loss of operations of $991,884. This decrease in loss was due primarily from the increase in revenues generated by the Company's operations in 1996 as set forth above, in particular with respect to increased revenues due to the first full year of operations of the Company's Grand Havana Room and On Canon Restaurant. The Company experienced a net loss of $(1,468,044) or $(.23) per share for its fiscal year ended September 30, 1996, as compared to a net loss of $(1,771,725) or ($.28) per share for its fiscal year ended September 30, 1995. An aggregate of $627,682 of the net loss for the Company's 1996 fiscal year was due to a one-time loss on the disposition of assets relating to the disposition of the stock of Il Forno, Inc. by the Company in September, 1996. See Item 7. Financial Statements and Supplementary Data -- Note 3 to Consolidated Financial Statements.

Liquidity and Capital Resources

        The Company intends to continue the expansion of its business, primarily through the development and operation of additional Grand Havana Rooms, including the addition of a new Grand Havana Room in New York, New York and Washington, D.C. The Company may also continue to expand its business in accordance with its original business plan by introducing new restaurant concepts in Southern California, but there are no new pending restaurant concepts currently being considered by management.

        The Company completed an initial public offering in April, 1994, receiving net proceeds from the offering of approximately $6,386,642. The initial public offering consisted of the sale of 2,012,500 Units, each Unit consisting of one share of Common Stock, one five-year Class A Common Stock Purchase Warrant to purchase one share of Common Stock at $4.80 per share, and one five-year Class B Common Stock Purchase Warrant to purchase one share of Common Stock at $5.60 per share. After the offering, the Company had issued and outstanding 6,262,500 shares of Common Stock, 2,012,500 Class A Warrants and 2,012,500 Class B Warrants.

        As a result of its expansion activities, the Company has spent most of the proceeds from its initial public offering, and at September 30, 1996 the Company had cash or cash equivalents of $1,010,062. The Company anticipates that in connection with its development plans during the next 12 months of operations, the Company may require additional funds which the Company may raise through the private placement of securities. In this regard, since the end of its fiscal year ended September 30, 1996, the Company has raised an aggregate of $680,000 through the sale of its securities in a private placement and contemplates that it may need to raise up to an additional $320,000 in this private placement, for aggregate proceeds to the Company from this private placement of up to $1,000,000. See Item 12. "Certain Relationships and Related Transactions." Management believes that with its current working capital and with the funds raised in this private placement, the Company will be able to operate its business and to fund the development of its business for at least the next 12 months. The Company's management believes that funds spent on the Company's development activities will accrue to the Company's benefit in future years.

        In connection with the New York Lease, the Company was required to provide a letter of credit. In order to establish this letter of credit the Company entered into an agreement dated September 10, 1996, with its affiliate, United Leisure Corporation ("United Leisure"), pursuant to which United Leisure pledged the sum of $875,000 in order for the Company to obtain the required letter of credit. The Company has agreed to apply one-half of all initial membership fees received from members of its New York, New York and Washington D.C. Grand Havana Rooms to replace the cash collateral pledged by United Leisure, and, in any event, the Company has agreed to replace all of the cash collateral within 18 months after United Leisure's pledge of the cash collateral. In consideration for United Leisure pledging the collateral for the letter of credit, the Company has agreed to pay an amount to United Leisure equal to 10% per annum on the amount of the pledged cash collateral, as it exists from time to time. The Company believes it will be able to replace the funds pledged by United Leisure within such 18 month period out of its working capital. As additional consideration, the Company agreed to issue 100,000 shares of its common stock to United Leisure, and has agreed to grant to United Leisure a warrant to purchase an additional 100,000 shares of common stock of the Company, which warrant is exercisable for a period of five years at an exercise price of $.75 per share. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is an officer and director of United Leisure. See Item 7. "Financial Statements and Supplementary Data -- Note 12 to Consolidated Financial Statements;" and Item 12. "Certain Relationships and Related Transactions."

        It is anticipated that a substantial portion of the expenses for the development of the Company's initial New York Grand Havana Room will be borne by the landlord of the Company's New York Lease, which lease agreement provides that the landlord will reimburse the Company for up to $411,800 in development expenses for the New York Havana Room. The balance of the estimated $1,500,000 development cost, will be borne by the Company out of working capital, including funds received from advanced sales of memberships at this club and proceeds from the Company's current private placement. With respect to the development of the Company's Washington D.C. Grand Havana Room, which development costs are estimated at approximately $750,000, the Company anticipates that its current working capital, including funds received from advanced sales of memberships at this club, and the funds raised in its current private placement, will be sufficient to fund these development costs. With respect to possible future development costs for a Grand Havana Room in Las Vegas, Nevada, and an additional Grand Havana Room in New York, New York, the Company may require funds in addition to its working capital and funds raised in the private placement to develop these establishments, and in this regard additional financing may be required in order for the Company's continued expansion plans to go forward. There can be no assurance that such financing will be available in the amounts and at the times needed by the Company, or at all. See Item 12. "Certain Relationships and Related Transactions."

        Management does not expect that inflation will adversely affect the Company's existing or planned operations in the future unless it increases significantly over current levels.


ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995 AND 1996



Report of Independent Auditors                                   22

Consolidated Balance Sheets                                      23
  as of September 30, 1995 and 1996

Consolidated Statements of Operations                            25
  for the Years Ended September 30, 1995 and 1996

Consolidated Statement of Stockholders' Equity                   26
  for the Years Ended September 30, 1995 and 1996

Consolidated Statements of Cash Flows                            27
  for the Years Ended September 30, 1995 and 1996

Notes to Consolidated Financial Statements                       28
  as of September 30, 1995 and 1996



                         REPORT OF INDEPENDENT AUDITORS



             To the Board of Directors and Stockholders
             United Restaurants, Inc.

             We have audited the accompanying consolidated balance sheets of United Restaurants, Inc. and Subsidiaries as of September 30, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Restaurants, Inc. and Subsidiaries at September 30, 1995 and 1996, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                  HOLLANDER, GILBERT & CO.
             Los Angeles, California
             October 25, 1996

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1995 AND 1996

                                                   1995            1996
                                                   ----            ----
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                   $2,281,973     $1,010,062
    Accounts receivable, less allowance
      for doubtful accounts of $17,500
      and $15,500 in 1995 and 1996,
      respectively                                 151,701        125,402
    Equipment contract receivable (Note 6)                        330,000
    Inventories                                    177,112        210,054
    Prepaid expenses                               177,179        145,187
                                                ----------     ----------

        TOTAL CURRENT ASSETS                     2,787,965      1,820,705

PROPERTY AND EQUIPMENT, Net (Notes 5 and 7)      2,493,046      2,124,346

OTHER ASSETS
    Pre-opening costs                               28,985        132,723
    Due from related parties (Note 12)              48,000         69,419
    Net investment in equipment
      contract receivable (Note 6)                 350,000
    Deferred financing cost (Note 12)                              80,000
    Goodwill, net of accumulated
      amortization of $68,344 in 1995,
      (Note 3)                                     478,406
    Deposits and other assets                      118,073        131,389
                                                ----------     ----------

        TOTAL OTHER ASSETS                       1,023,464        413,531
                                                ----------     ----------

                                                $6,304,475     $4,358,582
                                                ==========     ==========

          See accompanying Notes to Consolidated Financial Statements.

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, continued
                           SEPTEMBER 30, 1995 AND 1996

                                                            1995               1996
                                                       --------------     --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt (Note 7)           $   106,847      $   172,571
    Accounts payable                                         682,338          561,819
    Accrued liabilities                                      173,075          125,219
    Deferred development fee (Note 4)                        200,000
                                                         -----------      -----------

        TOTAL CURRENT LIABILITIES                          1,162,260          859,609

LONG-TERM DEBT, Net of current portion (Note 7)              255,198
                                                         -----------      -----------


        TOTAL LIABILITIES                                  1,417,458          859,609

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 9 and 10)

STOCKHOLDERS' EQUITY (Note 11)
    Preferred Stock, $.01 par value
        Authorized - 3,000,000 shares
        Issued and outstanding - none
    Common Stock, $.01 par value
        Authorized - 22,000,000 shares
        Issued and Outstanding - 6,262,500 shares
        in 1995 and 6,362,500 shares in 1996                  62,625           63,625
    Additional paid-in capital                             7,771,042        7,850,042
    Accumulated deficit                                   (2,946,650)      (4,414,694)
                                                         -----------      -----------

        TOTAL STOCKHOLDERS' EQUITY                         4,887,017        3,498,973
                                                         -----------      -----------

                                                         $ 6,304,475      $ 4,358,582
                                                         ===========      ===========

             See accompanying Notes to Consolidated Financial Statements.

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 1995 AND 1996


                                                          1995             1996
                                                      -----------      -----------
REVENUES
    Food and beverage                                 $ 4,652,912      $ 6,258,858
    Franchise royalties                                   249,534          183,266
    Sublease income                                       466,908          291,027
    Merchandise sales                                      93,214          364,572
    Membership fee                                        298,850          649,608
    Development fee (Note 4)                                               200,000
    Other                                                  14,986           89,926
                                                      -----------      -----------

        TOTAL REVENUES                                  5,776,404        8,037,257
                                                      -----------      -----------

COST AND EXPENSES
    Food and beverage                                   1,437,513        2,033,850
    Sublease                                              405,622          258,389
    Merchandise                                            74,207          273,135
    Operating expenses
        Direct labor and benefits                       2,094,951        2,736,007
        Occupancy and other                             1,939,771        2,376,783
    Pre-opening expense                                   380,286
    General and administrative                          1,187,136          970,076
    Depreciation and amortization                         251,779          392,034
                                                      -----------      -----------

        TOTAL COSTS AND EXPENSES                        7,771,265        9,040,274
                                                      -----------      -----------

                                                       (1,994,861)      (1,003,017)
                                                      -----------      -----------

OTHER INCOME (EXPENSE)
    Interest income                                       204,590          114,371
    Interest expense                                      (35,544)         (60,083)
    Loss on disposition of assets (Notes 3 and 6)          (6,250)        (627,682)
    Other, net                                             60,340          108,367
                                                      -----------      -----------

                                                          223,136         (465,027)
                                                      -----------      -----------
NET LOSS                                              $(1,771,725)     $(1,468,044)
                                                      ===========      ===========


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                             6,262,500        6,262,500
                                                      ===========      ===========

LOSS PER SHARE OF COMMON STOCK                        $      (.28)     $      (.23)
                                                      ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 1995 AND 1996



                                         Common Stock               Additional
                                 ----------------------------        Paid-In       Accumulated
                                   Shares            Amount          Capital         Deficit           Total
                                 -----------      -----------      -----------     -----------      -----------
BALANCE - SEPTEMBER 30, 1994       6,262,500      $    62,625      $ 7,771,042     $(1,174,925)     $ 6,658,742

NET LOSS - YEAR ENDED
  SEPTEMBER 30, 1995                                                                (1,771,725)      (1,771,725)
                                 -----------      -----------      -----------     -----------      -----------


BALANCE - SEPTEMBER 30, 1995       6,262,500           62,625        7,771,042      (2,946,650)       4,887,017

COMMON STOCK ISSUED
  AS FINANCING COST                  100,000            1,000           79,000                           80,000

NET LOSS - YEAR ENDED
  SEPTEMBER 30, 1996                                                                (1,468,044)      (1,468,044)
                                 -----------      -----------      -----------     -----------      -----------


BALANCE - SEPTEMBER 30, 1996       6,362,500      $    63,625      $ 7,850,042     $(4,414,694)     $ 3,498,973
                                 ===========      ===========      ===========     ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1995 AND 1996

                                                                                        1995             1996
                                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                        $(1,771,725)     $(1,468,044)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                   251,779          392,034
        Loss on disposition of assets                                                     6,250          627,682
        Changes in operating assets and liabilities:
           Accounts and other receivables                                               144,053            4,880
           Inventories                                                                 (133,688)         (48,342)
           Prepaid expenses                                                             (20,636)          30,030
           Deposits and other assets                                                     45,026         (126,419)
           Accounts payable and other accrued liabilities                               298,014         (156,677)
           Deferred development fee                                                                     (200,000)
                                                                                    -----------      -----------

           NET CASH USED IN OPERATING ACTIVITIES                                     (1,180,927)        (944,856)
                                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                              (1,908,344)        (138,581)
    Advance to related party                                                            (48,000)
    Sale of subsidiary                                                                                     1,000
                                                                                    -----------      -----------

           NET CASH USED IN INVESTING ACTIVITIES                                     (1,956,344)        (137,581)
                                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal reductions of short-term and long-term obligations                       (105,722)        (189,474)
                                                                                    -----------      -----------

           NET CASH USED FINANCING ACTIVITIES                                          (105,722)        (189,474)
                                                                                    -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (3,242,993)      (1,271,911)
CASH AND CASH EQUIVALENTS, beginning of period                                        5,524,966        2,281,973
                                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                            $ 2,281,973      $ 1,010,062
                                                                                    ===========      ===========
NON-CASH TRANSACTIONS
    Common Stock issued as financing cost                                                            $    80,000
                                                                                                     ===========
    Assets held for development                                                     $   110,850
                                                                                    ===========
OTHER CASH INFORMATION
    Interest paid                                                                   $    35,544      $    60,083
                                                                                    ===========      ===========

    Interest received                                                               $   204,590      $   114,371
                                                                                    ===========      ===========


          See accompanying Notes to Consolidated Financial Statements.

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995 AND 1996


    1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         Description of Business and Nature of Operations. United Restaurants, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 13, 1993, to develop new restaurant concepts and to acquire all of the capital stock of Love's Enterprises, Inc. ("Love's"), a California corporation, with the intention to revitalize and expand its operations. As of September 30, 1996, the Company was the franchisor of eleven restaurants and the owner/operator of an additional four restaurants all located in the Southern California market. The Company is also developing a national chain of "Grand Havana Room" cigar clubs the first of which opened in July, 1995 in Beverly Hills, California.

         Principles of Consolidation. The consolidated financial statements include the accounts of United Restaurants, Inc. and its subsidiary companies, all of which are wholly-owned, except for Il Forno, Inc. (Note 3). All significant intercompany transactions and balances have been eliminated.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Concentration of Credit Risk. The Company invests its excess cash in certificates of deposit and money market funds, which, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

         Direct Financing Leases. Restaurant equipment leases the Company has with franchisees and others have been classified as direct financing leases.

         Inventory. Inventories, consisting of food and beverage products, cigars and other merchandise, are stated at the lower of cost (first-in, first-out method) or market.

         Property and Equipment. Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Useful lives generally are as follows:

                    Leasehold improvements                5 to 15 years
                    Restaurant equipment                   2 to 8 years
                    Other equipment                       3 to 15 years

         Pre-Opening Costs. Restaurant and cigar club pre-opening costs are deferred and charged to operations when the location is opened or the location plans are abandoned.

         Goodwill. Goodwill represents the excess of the costs of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over ten years.

         Restaurant and Franchise Revenues. Revenues from the operation of Company-owned restaurants are recognized when the sales occur. All franchise and development fees are included in revenue as earned. Royalty fees are based on franchised restaurants' revenues and are recorded by the Company in the period the related franchised restaurants' revenues are earned. The Company recognizes revenue from franchised operations in the form of minimum and percentage rents from the sublease of restaurant facilities which are recorded by the Company in the period the related rents are due. Accounts receivable consist primarily of rents and royalties due from franchisees located in Southern California. The Company does not require collateral for such receivables.

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


         Membership Fees. Membership fee revenue represents initial and monthly membership fees paid by members of the Company's "Grand Havana Room" clubs. Initial membership fees are deferred and recognized as income when membership services commence. Monthly membership fees are recognized as income when earned.

         Impairment of Long-Lived Assets. - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. The Company does not expect to have any significant losses from its review of impairment of long-lived assets.

         Stock-Based Compensation. - The Company plans to account for stock options under SFAS No. 123, which retains the original accounting prescribed by APB Opinion No. 25. As a result, options granted at fair value will not result in charges to earnings. Disclosures will be made, however, of compensation costs determined under SFAS No. 123's fair value methodology.

         Loss per Common Share. Loss per common share is based upon the weighted average number of common shares outstanding during the period. Common share equivalents, when antidilutive, are excluded from weighted average number of shares outstanding for all periods presented.

         Reclassifications. - Certain 1995 balances have been reclassified to conform with 1996 presentation.


    2.   DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

         Love's Franchisees. As of September 30, 1993, the Company was the franchisor of nineteen restaurants, the majority of which were franchised in the early 1970's. Since that date, six of the franchised restaurants have closed and two were acquired and are now operated by the Company. At the time of Love's acquisition, it had fallen delinquent with respect to certain regulatory filings for franchisors, a condition that continues to date. Accordingly, the Company is currently precluded from entering into new franchise agreements.


    3.   ACQUISITIONS AND DISPOSITION

         Love's Enterprises, Inc. On May 27, 1993, the Company purchased all of the issued and outstanding capital stock of Love's Enterprises, Inc., which has been in business since the late 1950's. As of September 30, 1996, Love's owns and operates three company-owned restaurants and is the franchisor of eleven additional restaurants which are owned and operated by different franchisees. The Love's concept is a mid-priced, family style restaurant located in Southern California, and it specializes in barbecued beef, pork and chicken entrees.

         The total purchase price of $534,822 approximated the net book value of Love's which resulted in no change in basis. For accounting purposes, the acquisition has been treated as a purchase.

         Il Forno, Inc. On June 20, 1994, the Company acquired 85% of the issued and outstanding capital stock of Il Forno, Inc. ("Il Forno"). Il Forno owns and operates an Italian-style restaurant located in Santa Monica, California.

         The Stock Purchase Agreement required the Company to advance approximately $498,000 to Il Forno for the settlement of various Il Forno related party loans and other accrued expenses. Additionally, the Company was to pay $252,000 to Il Forno stockholders for 85% of the outstanding capital stock of Il Forno, payable $2,000 in cash upon closing with the balance of $250,000 due, without interest, over a three year period. (See Note 7.)

         The transactions was accounted for as a purchase and resulted in an excess of purchase price over net assets acquired of $546,750. Amortization of such goodwill amounted to $53,079 and $54,675 in 1995 and 1996, respectively.

         On September 20, 1996, the Company sold its 85% interest in Il Forno back to the minority stockholders for $1,000 in cash. The sale resulting in a loss to the Company of $607,682 which is included on the accompanying consolidated statement of operation under "Loss on disposition of assets."


    4.   TERRITORY RIGHTS AGREEMENT

         In August 1994, the Company entered into a Territory Rights Agreement with PT Transpacific Ekagraha, a large Asian holding company, which engages in a number of businesses including banking and the restaurant development business. Under the Territory Rights Agreement, the territory rights holder paid to the Company a total of $200,000 for the rights to develop Love's Woodpit Barbecue Restaurants in Asia.

         The territory rights holder has committed to construct at least eight Love's Restaurants in portions of Asia, including Mainland China, Hong Kong, Indonesia, Singapore, Malaysia and Republic of China-Taiwan, during the three years ended August 1997. The Agreement provides for additional payments to the Company at the opening of each restaurant and for continuing royalties ranging from 5% - 8.75% of gross sales. Under the Agreement, the Company is to provide certain training, management and other services during the term of the Agreement. The first restaurant under this agreement is expected to open in early 1997.

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

    5.   PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following at September 30, 1995 and 1996:

                                                       1995             1996
                                                   -----------      -----------
Leasehold improvements                             $ 1,817,887      $ 1,626,573
Restaurant equipment                                 1,005,530          871,811
Office equipment                                       222,799          176,589
Signage                                                 11,690           11,690
                                                   -----------      -----------
                                                     3,057,906        2,686,663
Less accumulated depreciation and amortization        (564,860)        (562,317)
                                                   -----------      -----------
                                                   $ 2,493,046      $ 2,124,346
                                                   ===========      ===========

    6.   INVESTMENT IN EQUIPMENT CONTRACT

         In October of 1993, Love's entered into an agreement with Huntington Beach Market Broiler ("HBMB"), the operator of an independent restaurant, pursuant to which HBMB assumed all of Love's obligations under the Huntington Beach real property lease, executed an equipment lease with Love's and granted Love's a profit-sharing interest in the restaurant. The duration of the Agreement is to September of 2005. Under the terms of the Agreement, the lessee is to pay an equipment rental of $2,250 per month for the first 36 months of the lease against 40% of the annual profits (as defined) of the restaurant. During the remainder of the term, the monthly equipment rental will be $3,375 against 40% of profits. During 1995 and 1996, the Company received $20,060 and $52,540, respectively, as a result of the 40% profit override. The lessee has the right to purchase the equipment under lease at any time during the first five years of the Agreement for $350,000 and at the end of the agreement for $50,000. As of September 30, 1995, such equipment lease has been classified as a direct financing lease on the accompanying financial statements.

         Net investment in equipment contract receivable is as follows at September 30, 1995:

         Gross minimum lease payments receivable                     $ 440,038
         Less unearned interest income                                 (90,038)
                                                                     ---------
         Net investment in equipment contract receivable             $ 350,000
                                                                     =========

         In September of 1996, Love's entered into an agreement with HBMB pursuant to which Love's would terminate its profit-sharing interest in the restaurant and transfer to HBMB the equipment under lease for a current payment of $330,000. The sale closed and the payment was received in October of 1996. A loss of $20,000 as a result of this transaction has been provided for as of September 30, 1996.


    7.   LONG-TERM DEBT

         Long-term debt is comprised of the following at September 30, 1995 and 1996:

                                                                                                   1995           1996
                                                                                                 ---------      ---------
10% secured note, principal and accrued interest payable in 84 monthly installments of $4,135 beginning February 1994. The
equipment securing this note was sold in October of 1996 (Note 6)
and, accordingly, this note was repaid at that time
                                                                                                 $ 205,034      $ 172,571

Stock purchase note payable, discounted at an imputed interest rate of 4.5%, due in three annual installments of $83,333 each. This note was repaid in full in 1996
                                                                                                   157,011

                                                                                                 ---------      ---------
                                                                                                   362,045        172,571

     Less current portion                                                                         (106,847)      (172,571)
                                                                                                 ---------      ---------
                                                                                                 $ 255,198      $     -0-
                                                                                                 =========      =========

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

    8.   INCOME TAXES

         At September 30, 1996, the Company had approximate net operating loss carryforwards for federal tax purposes expiring as follows:

             Year
             Expires                      Amount
             -------                      ------
              1997                   $ 1,179,000
              1998                     3,102,000
              1999                     1,512,000
              2000                       100,000
              2004                         1,000
              2005                        17,000
              2006                        51,000
              2007                       268,000
              2008                       303,000
              2009                     1,355,000
              2010                     1,742,000
              2011                       712,000
                                     -----------
                     TOTAL           $10,342,000
                                     ===========

         The components of deferred tax assets were as follows at September 30, 1995 and 1996:

                                            1995             1996
                                         ----------      -----------
   Deferred tax assets:
   Net operating loss carryforwards     $ 3,684,408      $ 3,718,307
   Asset realizability reserves             277,229          285,023
   Employee benefit plans                    39,264           23,408
   State income tax                           1,632            1,360
   Contribution carryforwards                                  3,148
   Pre-opening costs                                         118,010
   Capital loss carryforwards                                316,394
   Depreciation                                 869
   Valuation allowance                   (4,003,402)      (4,389,044)
                                         ----------      -----------

   Total deferred tax assets                    -0-           76,606

Deferred tax liability:
   Depreciation                                               76,606
                                         ----------      -----------

   Net deferred taxes                    $      -0-      $       -0-
                                         ==========      ===========

    9.   OPERATING LEASES

         The Company leases restaurant, club and corporate facilities under operating leases with original terms ranging from 10 to 25 years. The lease obligations include provisions requiring the payment of property taxes, insurance, repairs and maintenance, and generally contain renewal options and call for contingency rentals based on percentages of sales. Restaurant facilities subleased to franchisees are subleased under similar terms to the lease the Company has with the lessor.

         Minimum lease payments required under noncancelable leases and subleases, respectively, at September 30, 1996 are as follows:

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

                                        Minimum                   Minimum
                                         Lease                    Sublease
                                        Payments                  Payments
                                       to be Paid               to be Received
                                       -----------               -----------
         Years Ending September 30,
         --------------------------
               1997                    $ 1,130,754               $   169,976
               1998                      1,401,307                   101,776
               1999                      1,306,928                    61,444
               2000                      1,163,596                     8,500
               2001                        880,825
               Thereafter                9,728,864
                                       -----------               -----------
                                       $15,612,274               $   341,696
                                       ===========               ===========

              Rent expense and sublease income were as follows:

                                 1995          1996
                                --------     --------
         Rent expense:
           Minimum              $912,126     $882,161
           Percentage rents       57,405      106,949
                                --------     --------

                                $969,531     $989,110
                                ========     ========

         Sublease income:
           Minimum              $312,186     $191,693
           Percentage rents      154,722       99,334
                                --------     --------

                                $466,908     $291,027
                                ========     ========


   10.   COMMITMENTS AND CONTINGENCIES

         Consulting Agreement. The Company and Mr. Harry Shuster are parties to an Agreement (the "Agreement") dated as of June 1, 1993, The Agreement provides that Mr. Shuster will act as the Chairman of the Board, President and Chief Executive Officer and a Director of the Company throughout the rolling three year term of the Agreement for annual compensation initially set at $250,000 per annum, to be increased five percent during each successive year of the Agreement. Mr. Shuster is also to be provided with either the use of a company car to be used in carrying out his duties for the Company or a $500 per month car allowance. The Agreement provides for certain disability benefits for a period of up to three years. The Agreement provides for automatic one-year renewals for each contract year that ends without termination of the Agreement by either party.

         Lease Agreements. The Company is contingently liable on two assigned leases relating to former Love's locations.


   11.   STOCKHOLDERS' EQUITY

         Initial Public Offering. In order to carry out the Company's expansion plans, the Company completed an initial public offering in April 1994, receiving net proceeds from the offering of approximately $6,386,642. The initial public offering consisted of the sale of 2,012,500 Units, each Unit containing one share of Common Stock, one five-year Class A Common Stock Purchase Warrant to purchase one share of Common Stock at $4.80 per share, and one five-year Class B Common Stock Purchase Warrant to purchase one share of Common Stock at $5.60 per share. After the offering, the Company had issued and outstanding 6,262,500 shares of Common Stock, 2,012,500 Class A Warrants and 2,012,500 Class B Warrants.

         Stock Option and Warrants. At September 30, 1996, there were outstanding presently exercisable non-qualified stock options granted on September 21, 1994, to purchase an aggregate of 25,000 shares of Common Stock of the Company held by a former director of the Company, at an option price of $3.00 per share. The option may be

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


         exercised at any time during its five-year term, is nontransferable except by will or pursuant to the laws of descent and distribution and is protected against dilution. Also outstanding were 5-year warrants to United Leisure Corporation to purchase 100,000 shares at $.75 per share (see Note 12).


   12.   RELATED PARTY TRANSACTIONS

         Leased Facilities. The Company entered into a five-year lease with 1990 Westwood Boulevard, Inc. covering approximately 6,000 square feet of Class A office space for its executive offices. The Lease provides for a rental of $4,000 per month. 1990 Westwood Boulevard, Inc. is owned 50% by Harry Shuster, Chairman of the Board, President and Chief Executive Officer, a Director and a promoter of the Company, 35% by Jordan Belfort and 15% by Daniel Porush. Each of such latter persons is a shareholder of C&R, a promoter of the Company. The Company is advised that the rental and other terms of the agreed-upon Lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an independent, unrelated lessor.

         Financing Arrangement. During September of 1996, United Leisure Corporation, ("United Leisure") an affiliate of the Company, put up a certificate of deposit in the amount of $875,000 in order to provide collateral for a letter of credit for the Company. The Company was required to provide such letter of credit in connection with a lease entered into by the Company. The Company has agreed to replace the collateral provided by United Leisure in full by March 1998. In consideration for providing such collateral, the Company has agreed to pay an amount to United Leisure equal to 10% per annum on the amount of the pledged collateral, as it exists from time to time. As additional consideration, the Company issued 100,000 shares of its restricted common stock to United Leisure valued at $80,000 which was the fair value of the shares at issuance date, net of discount as well as a warrant to purchase an additional 100,000 shares of common stock of the Company. The Chairman of the Board, President and Chief Executive Officer of United Leisure is the Chairman of the Board, President and Chief Executive Officer of the Company.

         Due from Related Parties. Due from related parties at September 30, 1995 and 1996 included $48,000 advanced to the Company's Chairman of the Board, President and Chief Executive Officer. Due from related parties at September 30, 1996 also included receivables from United Leisure and other similarly affiliated companies resulting from charges for common expenses.

ITEM 8.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The Company has not changed accountants within the two fiscal years ended September 30, 1996.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth certain information with respect to the Company's Directors and executive officers as of December 31, 1996.

                                          Positions Currently Held
        Name            Age                  With the Company
        ----            ---                  ----------------

Harry Shuster           61        Chairman of the Board, President and Chief
                                    Executive Officer, Chief Financial
                                    Officer and a Director

Harvey Bibicoff         57        Director

Stanley Shuster         36        Vice President and Director

Steven T. Ousdahl       50        Vice President -- Administration

        Harry Shuster, the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, as well as one of the original promoters of the Company and a control person of the Company, has been engaged in managing the affairs of the Company in his current positions since the inception of the Company in 1993. During the period from 1986 through March 1990, Mr. Shuster and members of his family owned Love's (which was acquired by the Company in May
1993), during which time he acted as the Chairman of the Board and Chief Executive Officer of Love's. Mr. Shuster is and has been for more than five years Chairman of the Board, President and Chief Executive Officer of and a Director of United Leisure Corporation, a publicly-held real estate development and leisure time concern located in Irvine, California. Mr. Shuster also serves as the Chairman of the Board of HIT Entertainment, Inc., a privately-held independent motion picture production company in Los Angeles, California. See
Item 10, "Executive Compensation--Consulting and Employment Agreements".

            United Leisure Corporation's primary operating subsidiary, Lion Country Safari, Inc.--California, of which Mr. Shuster is the president and chief executive officer, has been engaged in protracted and difficult litigation with its landlord, The Irvine Company, since 1986. In connection with this litigation, as a strategic matter, the Board of Directors of United Leisure determined that it would be in the best interest of its stockholders to place such subsidiary under the jurisdiction of the United States Bankruptcy Court by filing a petition for reorganization. The petition was filed on July 23, 1990. The trial related to this litigation commenced on October 1, 1993, and resulted in a jury verdict in favor of the United Leisure subsidiary in the approximate amount of $42,000,000. After the jury verdict was rendered, United Leisure's landlord brought a motion for a new trial and the court granted the Landlord's motion. United Leisure has now appealed this order and it is anticipated that the appeal will be heard and a decision rendered in mid-1997. After the initial jury verdict was rendered in favor of United Leisure, a motion was filed for the dismissal of the subsidiary's petition for reorganization, which was granted by the Bankruptcy Court. At the present time, Lion Country Safari, Inc. is solvent and operating on a positive cash flow basis.

        Harvey Bibicoff has served as Chairman of the Board of Directors and as a director of Harmony Holdings, Inc., a publicly held producer of commercials, since August 1991. Mr. Bibicoff served as the Chairman of the Board, Chief Financial Officer, Secretary and as a director of Ventura Entertainment Group Ltd. ("Ventura") from May 1988 through April 1995. From 1989 until March 1995, he served as an officer and a director of The Producers Entertainment Group Ltd. (formerly named Ventura Motion Picture Group Ltd.), a subsidiary of Ventura whose stock is traded on Nasdaq as "TPEG." Since 1981, Mr. Bibicoff has been the sole shareholder of Bibicoff & Associates, Inc., a financial consulting firm that was engaged in the representation of public companies in their relationships with the investment banking and brokerage communities. Mr. Bibicoff received a Bachelor of Sciences degree from Bowling Green State University in 1960 as a business and finance major and a J.D. degree from Columbia University School of Law in 1963. He has been a member of the New York State Bar since 1963. Mr. Bibicoff is one of the original promoters of the Company, was elected a Director of the Company in August 1993 and may be considered to be a control person of the Company.

        Stanley Shuster was elected Vice President of the Company and a Director in June 1995. Since April 1994, Mr. Shuster has been employed by United Restaurants in order to develop its Grand Havana Room concept, and is currently supervising the operations and development of the Company's Grand Havana Rooms. From March 1991 through February 1994, he was Vice President of Artist and Repertoire for J.R.S. Records, an independent record company, with major distribution through BMG. The Artist roster of J.R.S. included Stray Cats, Jimmy Cliff, Kool and the Gang and Asia. From May 1989 through March 1991, Mr. Shuster acted as Director of Artist and Repertoire for Venture Music Group, a music company based in Los Angeles, California. Prior to that time, Mr. Shuster was a partner and operated a chain of 10 restaurants. Stanley Shuster is the son of Harry Shuster.

        Steven T. Ousdahl has acted as Operations Administrator for Love's since September 1985, in which capacity he has been engaged, in managing the operations of the Love's restaurant chain. Prior to that time, for over 15 years, Mr. Ousdahl was engaged as an operations executive in the food service business for several firms, all in the southern California area, including IHOP Corp. Mr. Ousdahl was elected Vice President -- Administration of the Company in August 1993.

        All Directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period through September 30, 1996, all officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Harry Shuster, due to an administrative oversight, was late in filing a Form 4 with respect to a sale of securities by Mr. Shuster which took place in March 1996.

ITEM 10.    EXECUTIVE COMPENSATION.

        The following table sets forth the cash compensation paid by the Company to Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to a consulting arrangement, during the fiscal years ended September 30, 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation
                                   -----------------------------------------
                                                                All Other
Name and Principal Position        Year     Consulting Fee     Compensation
---------------------------        ----     --------------    --------------
Harry Shuster                      1996     $284,814             $    0
  Chairman of the Board,           1995      266,876              6,000(1)
  President, Chief Executive       1994      260,166              6,000(1)
  Officer and Chief Financial
  Officer(2)


---------------------

(1)     Includes $500 per month car allowance paid Mr. Shuster.
(2)     See "Management -- Consulting and Employment Agreements," below.

        No other person received compensation in excess of $100,000 during either of the twelve-month periods ended September 30, 1995 or 1996, nor is any other person expected to receive such compensation for the current fiscal year, except Stanley Shuster, who entered into an agreement with the Company after the end of the Company's last fiscal year pursuant to which Mr. Shuster is to receive a minimum base compensation of $125,000 per year for his services as Vice President of the Company. See this Item 10, "Executive Compensation -- Consulting and Employment Agreements."

        Directors receive no cash compensation for their services to the Company as Directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

CONSULTING AND EMPLOYMENT AGREEMENTS

        The Company and Harry Shuster are parties to a Consulting Agreement, dated as of June 1, 1993. The Consulting Agreement provides that Mr. Shuster will be engaged as an independent contractor by the Company to act as the Chairman of the Board, President and Chief Executive Officer and a Director of the Company during the term of the Agreement. The initial three-year term of the Consulting Agreement expired in May 1996, and the Consulting Agreement is now continuing on a year-to-year basis until either party terminates the Agreement by giving the other at least 60 days prior notice of termination prior to the expiration of any one-year renewal term of the Consulting Agreement. Mr. Shuster is to receive minimum annual consulting fees under the Consulting Agreement initially of $250,000 per annum, which minimum amount is to be increased five percent per annum during each successive year of the Agreement. Mr. Shuster is also to be provided with either the use of a Company car to be used in carrying out his duties for the Company or a $500 per month car allowance. The Agreement provides for certain disability benefits for a period of up to three years. Under the Agreement, Mr. Shuster has agreed that the Company may maintain a $1,000,000 life insurance policy on his life throughout the term of the Agreement. The Company has obtained and is maintaining in force such life insurance policy. In addition, Mr. Shuster has the right under the terms of the Agreement to increase the size of the Board of Directors of the Company by one director and to fill this vacancy prior to the election of directors by the stockholders. In addition, at each meeting of stockholders of the Company at which directors are to be elected, Mr. Shuster has the right to request, and the Company shall place, Mr. Shuster and any designee of Mr. Shuster on the management slate of directors to be put up for election at any such meeting of stockholders. In addition, if at any time during the term of the Consulting Agreement, the number which shall constitute the whole board of directors shall be increased to more than four, the Mr. Shuster has the right to designate at least 50% of the whole board of directors of the Company. The Agreement provides that as long as Mr. Shuster spends as much time as necessary to properly carry out his duties as Chairman of the Board, President and Chief Executive Officer of the Company, he will be otherwise permitted to spend a reasonable amount of time pursuing his own outside interests. Because Mr. Shuster is involved in multiple business enterprises in addition to the Company, Mr. Shuster may have a conflict of interest if his services should be required by both the Company and one of Mr. Shuster's other business enterprises. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act--Directors and Executive Officers." The Consulting Agreement terminates upon Mr. Shuster's death or in the event of a breach of the Agreement by Mr. Shuster.

        The Company has entered into a Employment Agreement with Stanley Shuster pursuant to which Stanley Shuster has agreed to continue to serve as a Vice President of the Company for an initial term of three (3) years, which agreement shall be renewed automatically thereafter for additional terms of one year each. Pursuant to this agreement, Stanley Shuster is to receive minimum compensation of $125,000 per annum.

STOCK OPTIONS

        At September 30, 1996, there were outstanding presently exercisable non-qualified stock options to purchase an aggregate of 25,000 shares of the Common Stock of the Company held by a former Director of the Company, Arnold Wasserman, at an option price of $3.00 per share. Mr. Wasserman resigned as a Director of the Company in June 1995. The option was granted at an exercise price approximately equal to the then fair market value of the Company's Common Stock in consideration of Mr. Wasserman's service on the Board of Directors. The option may be exercised at any time during its five-year term, is nontransferable except by will or pursuant to the laws of descent and distribution, is protected against dilution.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 15, 1996, (a) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) by each of the Company's Directors and (c) by all officers and Directors of the Company as a group.


Name and Address                  Shares Beneficially
   of Owner                             Owned(1)         Percentage Ownership(2)
----------------                  -------------------    -----------------------
Harry Shuster
1990 Westwood Boulevard
Los Angeles, California 90025         1,786,466(3)                26.7%

Harvey Bibicoff
1990 Westwood Boulevard
Los Angeles, California 90025         1,381,000(4)                21.7

United Leisure Corporation
8800 Irvine Center Drive
Irvine, CA  92718                       866,666(5)                12.8

The Investments Establishment
c/o Dr. Iur Guidomeier
General Trust Co.
Aeulestrasse 5
Post Office Box 83
Vaduz, Liechtenstein FL-9490            340,000(6)                 5.3

Walton N.B. Imrie
c/o Kestrel S.A.
Pausilippe Ch.
Des Trois-Portes 11
2006 Neuchatel, Switzerland             580,000(7)                 9.1

Stanley Shuster
1990 Westwood Boulevard
Los Angeles, California 90025                   0                  0

All Officers and Directors
  as a group (4 persons)              3,167,466(8)                48.4%

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise indicated.

(2) Based on 6,362,500 shares of Common Stock outstanding. An additional 906,666 shares have been subscribed for in the Company's current private placement, but have not yet been issued and have not been included in the total shares outstanding; however, the shares shown as being beneficially owned by each of Harry Shuster and United Leisure include shares subscribed for in the current private placement. See Item 12. "Certain Relationships and Related Transactions."

(3) Includes warrants to purchase 333,333 shares of common stock exercisable within 60 days. Does not include 433,333 shares of Common Stock owned by United Leisure Corporation and warrants to purchase an additional 433,333 shares of Common Stock which United Leisure has the right to acquire in 60 days. Harry Shuster disclaims beneficial ownership of the shares of Common Stock and Warrants owned by United Leisure. Mr. Shuster is the Chairman of the Board, President and Chief Executive Officer of each of the Company and United Leisure Corporation, and as such Mr. Shuster and United Leisure may be deemed a "group" under the Securities Act of 1934, as amended, with respect to their respective ownership interest in the Common Stock of the Company.

(4) Includes 1,066,000 shares of common stock owned by H&H Restaurant Holding Corporation, which corporation is owned and controlled by Mr. Bibicoff, see Item 12, "Certain Relationships and Related Transactions," below, and 315,000 shares of Common Stock owned by Clarinda Investments, Inc. Clarinda Investments, Inc., a corporation controlled by Harvey Bibicoff, is a family investment corporation operated for the benefit of Harvey Bibicoff, a Director of the Company, and members of his family.

(5) Includes warrants to purchase 433,333 shares of common stock exercisable within 60 days.

(6) The Investments Establishment is wholly-owned by Dr. Iur Guidomeier, a resident of Liechtenstein.

(7) Includes 410,000 shares owned by Plus One Finance, Ltd., which is wholly-owned by Walton N.B. Imrie, a resident of Switzerland. Also includes 170,000 shares of Common Stock beneficially owned by Mr. Imrie, which shares are held of record by Worldwide Entertainment, Ltd. Mr. Imrie may be deemed to be one of the original promoters of the Company.

(8) Does not include any warrants or shares of Common Stock owned by United Leisure.

        The Company also has issued and outstanding 2,012,500 Class A Warrants and 2,012,500 Class B Warrants which were sold in its initial public offering and are traded on The Nasdaq Stock Market. In addition, the Underwriters of the Company's initial public offering hold 175,000 Unit Purchase Options to purchase 175,000 Units of the Company's securities, each such Unit consisting of one share of Common Stock, one Class A Common Stock Purchase Warrant to purchase one share of Common Stock at $6.60 per share and one Class B Common Stock Purchase Warrant to purchase one share of Common Stock at $6.60 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On February 4, 1994, Chicken & Ribs, Inc. ("C&R"), one of the initial stockholders and a promoter of the Company, sold 1,066,000 shares of the Common Stock of the Company owned by it to H&H Restaurant Holding Corporation ("H&H"), a corporation which prior to November 1, 1996 was 50%-owned by each of Harry Shuster, a promoter, control person, Director and Chairman of the Board, President and Chief Executive Officer of the Company, and Clarinda Investments, Inc., a corporation controlled by Harvey Bibicoff, a promoter, control person and Director of the Company. The original purchase price paid by H&H for the 1,066,000 shares was $4.00 per share. Payment of the purchase price was evidenced by a Promissory Note in the principal amount of $4,264,000 drawn to the order of C&R and made by H&H (the "Promissory Note"). C&R had originally paid a total of $133,250 for the 1,066,000 shares in June 1993. Because H&H was unable to pay the promissory note when it initially became due, the parties have agreed to extend the due date of the Promissory Note, which note has currently been agreed to be extended to June 30, 1997. Further, C&R has agreed to make the Promissory Note non-recourse and has agreed to accept as full and complete satisfaction of the Promissory Note any proceeds received by H&H from the sale of the 1,066,000 shares of the Common Stock of the Company held by H&H, whether or not such value is equal to the principal amount and accrued interest on the Promissory Note, more or less. In this regard, the Company has recently registered for resale, on behalf of H&H, the 1,066,000 shares of Common Stock, and H&H intends to sell these shares on a delayed or continuous obligations in order to meet its obligations under the Promissory Note. As of November 1, 1996, Harvey Bibicoff acquired Harry's Shuster's 50% ownership interest in H&H and, accordingly, is now the 100% shareholder and the sole officer and director of H&H.

        In the event of the failure by H&H to pay the Promissory Note, the sole recourse by C&R would be either to settle the matter by negotiation or to resort to litigation to cause H&H to sell the shares of Common Stock. Under no circumstances, including a default in payment of amounts owed under the Promissory Note, will C&R or any of its shareholders acquire clear title to, or any right to vote or control, the shares transferred to H&H to which C&R or its shareholders may become entitled, any such shares shall be placed with the Court or a mutually agreed-upon fiduciary. Such shares shall be placed in a segregated account in a manner which prohibits C&R and its shareholders from exercising any rights of ownership with respect to such shares.

        The Company entered into a five-year lease with 1990 Westwood Boulevard, Inc. covering approximately 6,000 square feet of office space for its executive offices. The Lease provides for a current rental of $4,000 per month. 1990 Westwood Boulevard, Inc. is owned 50% by Harry Shuster,

Chairman of the Board, President and Chief Executive Officer, a Director and a promoter of the Company, 35% by Jordan Belfort and 15% by Daniel Porush. Each of such latter persons is a shareholder of C&R, a promoter of the Company. The Company is advised that the rental and other terms of the agreed-upon Lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an independent, unrelated lessor.

        In connection with the New York Lease, the Company was required to provide a letter of credit. In order to establish this letter of credit the Company entered into an agreement dated September 10, 1996, with its affiliate, United Leisure, pursuant to which United Leisure pledged the sum of $875,000 in order for the Company to obtain the required letter of credit. The Company has agreed to apply one-half of all initial membership fees received from members of its New York, New York and Washington D.C. Grand Havana Rooms to replace the cash collateral pledged by United Leisure, and, in any event, the Company has agreed to replace all of the cash collateral within 18 months after United Leisure's pledge of the cash collateral. In consideration for United Leisure pledging the collateral for the letter of credit, the Company has agreed to pay an amount to United Leisure equal to 10% per annum on the amount of the pledged cash collateral, as it exists from time to time. As additional consideration, the Company agreed to issue 100,000 shares of its common stock to United Leisure, and has agreed to grant to United Leisure a warrant to purchase an additional 100,000 shares of common stock of the Company, which warrant is exercisable for a period of five years at an exercise price of $.75 per share. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is an officer and director of United Leisure.

        In October 1996 the Company commenced a private placement of an aggregate of up to 1,333,333 shares of its common stock and five year warrants to purchase up to an additional 1,333,333 shares of common stock at an exercise price of $1.50 per share, for aggregate proceeds to the Company of up to $1,000,000. An aggregate of 6 investors have subscribed to purchase an aggregate of 906,666 shares of common stock and warrants to purchase up to 906,666 shares of common stock to date, including Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company who purchased 333,333 shares of common stock and warrants to purchase an additional 333,333 shares of common stock, and United Leisure, an affiliate of the Company, which purchased 333,333 shares of common stock and warrants to purchase an additional 333,333 shares of common stock. This private placement is being made pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for issuance of securities not involving any public offering.

                                     PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) Financial Statements.

        The audited consolidated financial statements of United Restaurants, Inc. and Subsidiaries filed as a part of this Annual Report on Form 10-KSB are listed in the "Index to Consolidated Financial Statements" preceding the Company's Consolidated Financial Statements contained in Item 7 of this Annual Report on Form 10-KSB, which "Index to Consolidated Financial Statements" is hereby incorporated herein by reference.

        (b)   Exhibits.

        See index to exhibits

        (c) Reports on Form 8-K. United Restaurants, Inc. filed no Current Report on Form 8-K during or with respect to the last quarter of the fiscal year ended September 30, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED RESTAURANTS, INC.


                                       By              /s/ HARRY SHUSTER
                                           -------------------------------------
                                           Harry Shuster, Chairman of the Board,
                                           President and Chief Executive Officer

                                       Date: December 27, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                             Capacity                                        Date
        ---------                             --------                                        ----

        /s/HARRY SHUSTER                      Chairman of the Board,                      December 27, 1996
----------------------------------         President and Chief Executive Officer,
          Harry Shuster                     Chief Financial Officer (Principal
                                             Financial Officer) and Director


       /s/HARVEY BIBICOFF                     Director                                    December 27, 1996
----------------------------------
         Harvey Bibicoff


----------------------------------            Director                                    December    , 1996
        Stanley Shuster


                                  EXHIBIT INDEX

Exhibit
  No.                                           Description                        Page No.
(3)-1       Restated Certificate of Incorporation of the Company, filed in the office of the Secretary of State of the State of Delaware, filed as
            Exhibit (3)-1 to the Company's Registration Statement on Form SB-2
            (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(3)-2       Bylaws of the Company, filed as Exhibit (3)-2 to the Company's
            Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(4)-1       Warrant Agreement, dated April 20, 1994, between the Company and
            OTR, Inc., filed as Exhibit (4)-1 to the Company's Annual Report on
            Form 10-KSB for the fiscal year ended September 30, 1994, is hereby incorporated herein by reference.

(4)-2       Form of Underwriters' Unit Purchase Options, Underwriters' Class A
            Warrant and Underwriters' Class B Warrant issued to M. H. Meyerson &
            Co., Inc. and Biltmore Securities, Inc. and their designees, filed as Exhibit (1)-2 to the Company's Registration Statement on Form
            SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-1      Documents related to the Company's Woodland Hills, California
            Franchise, including Franchise Agreement, dated December 16, 1968 between Love's and Porter and Smith, Inc.; Consent to Assignment dated January 12, 1982 among Love's, Porter and Smith, Inc., Pardew
            Corporation, Garne, Inc., Ned Garlock, Manzanita Corporation,
            William R. Martin, John A. Webb and Dennis Peterman; Mutual Release and Settlement Agreement effective as of December 30, 1985 among Love's, Pardew Corporation, Garne, Inc. and Manzanita Corporation;
            Amendment to Franchise Agreement, effective as of December 30, 1985, among Love's, Pardew Corporation, Garne, Inc. and Manzanita
            Corporation, and Notice of Extension of Franchise Agreement and
            Sublease, dated May 26, 1993, from Pardew Corporation to Love's, filed as Exhibit (10)-2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-2 Documents related to the Company's Lakewood, California Franchise, including Amendment to Franchise Agreement, dated September 1, 1975, between Love's and Pacific Coast Restaurants, Inc.; Amendment to
            Franchise Agreement, dated September 1, 1975, between Love's and
            Pacific Coast Restaurants, Inc.; Mutual Release and Settlement
            Agreement, effective as of December 30, 1985, between Love's and Pacific Coast Restaurants, Inc.; and Amendment to Franchise
            Agreement, effective as of December 30, 1985 between Love's and Pacific Coast Restaurants, Inc., filed as Exhibit (10)-4 to the
            Company's Registration Statement on Form SB-2 (Registration No.
            33-68252-LA), is hereby incorporated herein by reference.

(10)-3 Documents related to the Company's Brea, California Franchise, including Amended Franchise Agreement, dated August 29, 1975, among
            Love's, William R. Barbour,

            Leroy M. Donahue and Thomas F. Patten; Amendment to Franchise Agreement, effective December 30, 1985, between Love's and BDP Enterprises; Mutual Release and Settlement Agreement, effective as of December 30, 1985, between Love's and BDP Enterprises; and Consent to Assignment, dated October 31, 1988, among BDP Enterprises Corp., Leroy M. Donahue, Thomas F. Patten and Galaxy Golden, Inc., Fung Ying Yong, Yim Ching Yong, Vincent Winghong Cheung and Love's, filed as Exhibit (10)-7 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-4 Documents related to the Company's West Covina, California Franchise, including Agreement dated December 24, 1968, between Love's and Garvey Enterprises, Inc.; Mutual Release and Settlement Agreement, effective as of December 30, 1985, between Love's and Garvey Enterprises, Inc.; Amendment to Franchise Agreement, effective as of December 30, 1985, between Love's and Garvey Enterprises, Inc.; and Agreement, dated April 24, 1978, between Love's and Garvey Enterprises, Inc., filed as Exhibit (10)-8 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-5 Documents related to the Company's Northridge, California Franchise, including Franchise Agreement, dated December 6, 1967, between Love's and Capital Restaurants, Inc.; Amendment to Franchise Agreement, dated March 31, 1977, between Love's and Capital Restaurants, Inc.; Mutual Release and Settlement Agreement, effective as of December 30, 1985, between Love's and Capital Restaurants, Inc.; Amendment to Franchise Agreement, effective as of December 30, 1985, between Love's and Capital Restaurant Corporation; Consent to Assignment, dated November 17, 1986, among Love's, Capital Restaurants, Inc., Amore's Restaurant, Inc., Anthony and Barbara Gentile and Ramon and Paula Antelo; and Amendment to Consent to Assignment, effective July 1, 1993, between Love's and Amore's Restaurant, Inc., filed as Exhibit (10)-9 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-6(a) Documents related to the Company's Rosemead, California Franchise, including Amended Franchise Agreement dated August 29, 1975, between Love's and Alexander Jocic; Assignment and Assumption Agreement, dated December 14, 1984, among Love's, Alexander Jocic, Kwan Lee and Joseph Dopico; Amendment to Franchise Agreement, effective as of December 30, 1985, among Love's, Kwan Lee and Joseph Dopico; and Amendment to Franchise Agreement, effective as of December 30, 1985, among Love's, Kwan Lee and Joseph Dopico, filed as Exhibit (10)-14 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-6(b) Consent to Assignment and Assumption Agreement dated October 8, 1993, by and among Joseph Dopico and Kwan Lee, Zaks Restaurant Management, Inc., Mohd Q. Khan, MD, William P. Liu, Rasheed Z. Khan and Love's Enterprises, Inc., filed as Exhibit (10)-6(b) to the Company's Form 10-KSB for the fiscal year ended September 30, 1995, is hereby incorporated by reference.

(10)-7 Documents related to the Company's Riverside Franchise, including Amended Franchise Agreement, dated August 29, 1975, between Love's and James A. Barr;

            Consent to Assignment, dated December 1, 1982, among James A. Barr, Philbarr Enterprises, Inc., Desert Country Enterprises, Inc., Robert Waite and Love's; Mutual Release and Settlement Agreement, effective December 30, 1985, among Love's, Desert Country Enterprises, Inc. and Robert M. Waite; Amendment to Franchise Agreement, effective December 30, 1985, among Love's, Desert Country Enterprises, Inc. and Robert M. Waite; and Consent to Assignment, dated February 23, 1988, among Love's, Desert Country Enterprises, Inc., Willstar, Inc., Robert M. Waite, Ronald B. J. Williams and Yomei Williams, filed as Exhibit (10)-15 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-8 Documents related to the Lease and Sublease of the Company's Woodland Hills Franchise, including Lease, dated August 17, 1988, among John H. Lee, Ida Helen Lee and Love's; Sublease, dated December 16, 1968, between Love's and Porter and Smith, Inc.; Sublease and Franchise Extension Agreement, dated August 10, 1988, among Love's, Pardew Corporation, Garne, Inc. and Manzanita Corporation and John A. Webb; and Notice of Renewal of Lease, dated June 18, 1993, from Love's to John H. Lee and Ida H. Lee, filed as Exhibit (10)-17 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-9 Documents related to the Lease and Sublease of the Company's Lakewood Franchise, including Lease, dated December 27, 1968, between Lakewood Commercial Enterprises, Inc., L-E Enterprises, Inc. and Love's; First Amendment to lease, dated July 10, 1974, between Lakewood Commercial Enterprises, Inc. and Love's; Second Amendment to Lease, dated as of September 1, 1977, between Lakewood Mall Shopping Center Company and Love's; Sublease, dated March 31, 1969, between Love's and Pacific Coast Restaurants, Inc.; Amendment to Sublease, dated September 1, 1975, between Love's and Pacific Coast Restaurants, Inc.; Equipment Lease Agreement, dated September 1, 1970, between Love's and Pacific Coast Restaurants, Inc.; and Amendment to Equipment Lease, dated September 1, 1975, between Love's and Pacific Coast Restaurants, Inc., filed as Exhibit (10)-19 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-10 Documents related to the Lease and Sublease of the Company's West Covina, California Franchise, including Agreement of Lease, dated October 10, 1968, among Joseph K. Eichenbaum, Ben Weingart, L-E Enterprises, Inc. and Love's; Amended Main Lease, dated October 10, 1968, among Joseph K. Eichenbaum, Ben Weingart, L-E Enterprises, Inc. and Love's; Sublease, dated December 24, 1968, between Love's and Garvey Enterprises, Inc.; Amendment to Lease, dated December 25, 1970, among Joseph K. Eichenbaum, Ben Weingart, L-E Enterprises, Inc. and Love's; Second Amendment to Lease, dated June 28, 1974, among Joseph K. Eichenbaum, Ben Weingart and Love's; and Third Amendment to Lease, dated September 7, 1978, among Joseph K. Eichenbaum, Trustee, and Love's, filed as Exhibit (10)-22 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-11 Documents related to the Lease and Sublease of the Company's Northridge, California Franchise, including the Lease, dated December 10, 1966, between Fraser, Boise, Inc.,

            L-E Enterprises, Inc. and Love's, with accompanying letter dated July 20, 1993, reflecting the termination of such lease and the lease by the landlord of the premises to Barbara and Sonny Gentile and Amore's Restaurant, Inc.; and Sublease, dated December 6, 1967, between Love's and Capital Restaurants, Inc., filed as Exhibit
            (10)-23 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-12 Documents related to the Lease and Sublease of the Company's Century City/Beverly Hills California Store, including Lease, dated March 9, 1988, between Robert E. Burch, Trustee, and Love's, as amended by letter of April 15, 1988, signed by Love's, filed as Exhibit (10)-27 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-13 Documents related to the Lease and Sublease of the Company's Riverside, California Franchise, including Lease Agreement dated February 29, 1972, among G. Lamar Fawcett, William S. Wixson and Love's; Amendment to Lease, dated June 15, 1972, between Security Pacific National Bank, as trustee, and Love's; Notice of Exercise of Option with respect thereto; Lease, dated April 4, 1972, between Love's and James A. Barr; Sublease, dated April 4, 1972, between Love's and James A. Barr; Amendment to Sublease, dated October 1, 1992, between Love's, Willstar, Inc., Ronald B. J. Williams and Yomei Williams; and Amendment to Equipment Lease Agreement, dated October 1, 1992, among Love's Willstar Company, Inc., Ronald B. J. Williams and Yomei Williams, filed as Exhibit (10)-30 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-14 Documents related to the Lease and Sublease of the Company's Tucson, Arizona Franchise, including Lease, dated March 1, 1972, between Willen Corporation and Love's; Amendment, dated May 22, 1972, between Willen Corporation and Love's; Notice of Exercise of Option with respect thereto; Sublease Agreement, dated March 27, 1991, between Love's and Jerry's Restaurant, Inc.; and Notice of Exercise of Option with respect thereto, filed as Exhibit (10)-31 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-15 Documents related to the Lease of the Company's former Laguna Hills, California Franchise, including Lease, dated November 14, 1977, between Lloyd's Bank California, Trustee, Lawrence J. Sork and Joel
            C. Thompson; Amendment to Lease, dated May 11, 1979, among Lloyd's Bank California, Trustee, Lawrence J. Sork, Joel C. Thompson and Love's; Second Amendment to Lease, dated August 24, 1979, among Lloyd's Bank California, Trustee, Lawrence J. Sork, Joel C. Thompson and Love's; Assignment and Amendment of Lease, dated August 9, 1981, between Lloyd's Bank California, Trustee, Lawrence J. Sork, Joel C. Thompson and Love's Agreement re: Lease Commencement Date and Minimum Rent, dated May 14, 1979, among Lloyd's Bank California, Trustee, Lawrence J. Sork, Joel C. Thompson and Love's; Revised Agreement re: Lease Commencement Date and Minimum Rents, dated August 24, 1979, among Lloyd's Bank California, Trustee, Lawrence J. Sork, Joel C. Thompson and Love's; and Assignment of Lease, dated August 7, 1986, among Lloyd's Bank California, Trustee, Lawrence J. Sork, Joel C. Thompson, Love's, IHOP Corp., Salvador Avila and Salvador Avila, Sr., filed as Exhibit (10)-32 to the

            Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-16 Documents related to the Lease of the Company's San Bernardino California Store, including Lease, dated October 2, 1972, among G. Lamar Fawcett, William S. Wixson and Love's; and Notice of exercise of option with respect thereto, filed as part of Exhibit (10)-33 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-17 Documents related to the Company's former Huntington Beach, California location, including Lease, dated September 17, 1990, between Brookhurst Limited and Love's with respect to Love's Huntington Beach franchise; Installment Note, dated December 3, 1990, executed by Love's in favor of H & G Restaurant Properties, Inc.; Security Agreement, dated December 3, 1990, between Love's and H & G Restaurant Properties, Inc.; and Assumption of Real Property Lease and Lease of Furnishings, Fixtures and Equipment, dated August 13, 1993, between Love's and Huntington Beach Market Broiler, filed as Exhibit (10)-34 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-18 Shopping Center lease, dated March 30, 1995, between Love's Enterprises, Inc. and University National Bank & Trust Company, a California corporation, not personally but as Ancillary Trustee under Trust Agreement, dated as of October 15, 1990, with respect to the Company's Westchester restaurant, filed as Exhibit (10)-18 to the Company's Form 10-KSB for the fiscal year ended September 30, 1995, is incorporated herein by reference.

(10)-19 Territory Franchise Agreement, dated October 31, 1966, among Love's, Irving Malashock and Daniel F. Smith, relating to the Company's San Diego, California area franchises, filed as Exhibit (10)-37 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-20 Consulting Agreement, dated as of June 1, 1993, between the Company and Harry Shuster, filed as Exhibit (10)-38 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-21 Form of Indemnity Agreement entered into by the Company with each of its Directors, filed as Exhibit (10)-39 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-22 Stock Purchase Agreement, dated as of February 4, 1994, between Chicken & Ribs, Inc. and H & H Restaurant Holding Corporation and related Promissory Note, filed as Exhibit (10)-40 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-23 Amendment No. 1, dated March 24, 1994, to Stock Purchase Agreement dated as of February 4, 1994, between Chicken & Ribs, Inc. and H & H Restaurant Holding Corporation, filed as Exhibit (10)-41 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-24 Amendment No. 2 to Stock Purchase Agreement, dated as of April 4, 1994, between Chicken & Ribs, Inc. and H & H Restaurant Holding Corporation, filed as Exhibit (10)-34 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

(10)-25 Note Modification and Extension Agreement, dated as of January 21, 1995, between H & H Restaurant Holding Corporation and Chicken & Ribs, Inc., as filed as Exhibit (10)-25 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, is hereby incorporated by reference.

(10)-26 Territory Rights Agreement, dated August 22, 1994, between Love's Enterprises, Inc. and PT Transpacific Ekagraha, filed as Exhibit
            (10)-29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

(10)-27 Stock Option Agreement, dated September 21, 1994, as amended, between the Company and Arnold Wasserman covering 25,000 shares of the Common Stock, par value $.01 per share, of the Company, as filed as Exhibit (10)-27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, is hereby incorporated by reference.

(10)-28 Village on Canon Lease, dated July 1, 1994, between Pinkwood Properties Corp. and the Company, filed as Exhibit (10)-37 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

(10)-29 Lease Agreement dated November 1, 1985, between II Forno, Inc. and Ocean Park Place, filed as Exhibit (10)-38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

(10)-30 Lease Agreement dated September 1, 1989, between II Forno, Inc. and Ocean Park Place, as amended, filed as Exhibit (10)-39 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

(10)-31 Standard Office Lease dated December 20, 1991, between Joseph Suceveanu (on behalf of II Forno, Inc.) and Ocean Park Place, filed as Exhibit (10)-40 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

(10)-32 Lease Agreement, dated December 1, 1994, between 1990 Westwood Boulevard and United Restaurants, Inc., with respect to the Company's corporate offices, Filed as Exhibit (10)-32 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, is hereby incorporated by reference.

(10)-33 Documents related to the Company's Garden Grove, California Franchise, including Franchise Agreement, dated May 25, 1970, between the Company and Orange Coast Restaurants, Inc.; Assignment and Consent to Assignment, dated June 18, 1973, among the Company, Orange Coast Restaurants, Inc. and James Ronis; Amended Franchise Agreement, dated August 29, 1975, between the Company and James Ronis;

            Mutual Release and Settlement Agreement, effective as of December 30, 1985, between the Company and James Ronis; and Amendment to Franchise Agreement, effective as of December 30, 1985, between the Company and James Ronis, filed as Exhibit (10)-12 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-34 Consent to Assignment and Assumption Agreement dated January 31, 1995 by and among James G. Ronis Enterprises, Ltd., James G. Ronis, Deborah P. Miller and Love's Enterprises, Inc. with respect to Love's Garden Grove Franchise, filed as Exhibit (10)-24 to the Company's Registration Statement on Form S-3 (File No. 333- 16045), is hereby incorporated by reference.

(10)-35 Agreement of Lease, dated September 16, 1996, between 666 Fifth Avenue Limited Partnership and Grand Havana Room -- New York, Inc., filed as Exhibit (10)-35 to the Company's Registration Statement on Form S-3 (File No. 333-16045), is hereby incorporated by reference.

(10)-36 Agreement for Purchase and Sale of Stock dated September 20, 1996 by and among the Company and Joseph Suceveanu and Domenico Salvatore, filed as Exhibit (10)-36 to the Company's Registration Statement on Form S-3 (File No. 333-16045), is hereby incorporated by reference.

(10)-37 Additional documents related to the Company's City of Brea Love's Franchise, including 1996 Extension of Franchise Agreement dated April 15, 1996, and Consent to Assignment and Assumption Agreement dated April 15, 1996, by and among Love's Galaxy Golden, Inc., Fung Ying Yong, Yim Ching Yong, Vincent Winghong Cheung and Deborah P. Miller, filed as Exhibit (10)-37 to the Company's Registration Statement on Form S-3 (File No. 333-16045), is hereby incorporated by reference.

(10)-38 Additional documents related to the Company's City of Rosemead Love's Franchise, including Extension of Franchise Agreement dated January 1, 1996, and 1996 Consent to Assignment dated as of January 1, 1996 by and among Love's, Rasheed Z. Khan, Zaks Restaurant Management, Inc. and Meena Khan, filed as Exhibit (10)-38 to the Company's Registration Statement on Form S-3 (File No. 333-16045), is hereby incorporated by reference.

(10)-39 Office Building Lease dated August 23, 1996, by and between Writ Limited Partnership and the Company, T/A Grand Havana Room, filed as Exhibit (10)-39 to the Company's Registration Statement on Form S-3 (File No. 333-16045), is hereby incorporated by reference.

(10)-40 Financing Agreement dated September 10, 1996 by and between the Company and United Leisure Corporation, filed as Exhibit (10)-40 to the Company's Registration Statement on Form S-3 (File No. 333-16045), is hereby incorporated by reference.

(21)        List of Subsidiaries

(23)        Consent of Hollander, Gilbert & Co., independent public accountants.

(27)        Financial Data Schedule