Form 10QSB
period 1996-12-29
UNITED RESTAURANTS INC
filed 1997-02-18
CIK 909483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X     Quarterly report pursuant to section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934 for the quarterly period ended December 29, 1996;
         or

         Transition report pursuant to section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number 0-24828

                            UNITED RESTAURANTS, INC.
                   ------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                      95-4428370
          ----------------                              ----------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

             1990 WESTWOOD BOULEVARD, LOS ANGELES, CALIFORNIA 90025
             ------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (310) 475-5600
                ------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                       YES     X               NO
                          ----------              ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                          Outstanding at February 12, 1997
        -----------------------                 --------------------------------
        Common Stock, par value                         7,509,100 shares
            $.01 per share                              ---------

Transitional Small Business Disclosure Format (check one):


                       YES                     NO      X
                          ----------              ----------

                          PART I--FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                       UNITED RESTAURANTS AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                     ASSETS

                                                    December 29, 1996  September 30,1996
                                                       (Unaudited)      (Derived from
                                                                       Audited Financial
                                                                          Statements)
                                                    -----------------  -----------------
CURRENT ASSETS
Cash and cash equivalents                              $  982,895         $1,010,062
Accounts receivable, less allowance for doubtful
  accounts of $15,500 (December 29, 1996),
  $15,500 (September 30, 1996)                            158,638            125,402
Short term note receivable                                  5,954
Equipment contract receivable                                                330,000
Inventories                                               248,226            210,054
Prepaid expenses and other assets                         159,502            145,187
Net assets discontinued business, held for sale           450,248
                                                       ----------         ----------

     TOTAL CURRENT ASSETS                               2,005,463          1,820,705


PROPERTY AND EQUIPMENT, NET                             2,145,171          2,124,346

OTHER ASSETS
  Pre-opening costs                                       489,765            132,723
  Due from related parties                                 48,000             69,419
  Deferred financing cost                                  66,665             80,000
  Deposits and other                                       49,602            131,389
                                                       ----------         ----------


     TOTAL OTHER ASSETS                                   654,032            413,531
                                                       ----------         ----------

     TOTAL ASSETS                                      $4,804,666         $4,358,582
                                                       ==========         ==========





      See accompanying Notes to Consolidated Condensed Financial Statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        December 29, 1996          September 30,1996
                                                                          (Unaudited)                (Derived From
                                                                                                   Audited Financial
                                                                                                       Statements)
                                                                        -----------------          -----------------
CURRENT LIABILITIES
  Accounts payable                                                        $     708,099              $     561,819
  Accrued liabilities                                                           342,240                    125,219
  Accrued costs of discontinued operations                                      774,248
  Current portion of long-term debt                                               1,051                    172,571
                                                                          -------------              -------------

     TOTAL CURRENT LIABILITIES                                                1,825,638                    859,609
                                                                          -------------              -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY Preferred Stock, $.01 par value:
    Authorized - 3,000,000 shares
    Issued and outstanding - none
  Common Stock, $.01 par value:
    Authorized - 22,000,000 shares
    Issued and outstanding - 7,309,100 shares
      and 6,362,500 shares                                                       73,091                     63,625

  Additional paid - in capital                                                8,550,576                  7,850,042
  Accumulated deficit                                                        (5,644,639)                (4,414,694)
                                                                          -------------                 ----------

     TOTAL STOCKHOLDERS' EQUITY                                               2,979,028                  3,498,973

                                                                          $   4,804,666              $   4,358,582
                                                                          =============              =============

















      See accompanying Notes to Consolidated Condensed Financial Statements

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              FOR THE THREE MONTHS ENDED
                                                       December 29, 1996         December 31, 1995
                                                       -----------------         -----------------

REVENUES
  Food and beverage sales                                $       638,186             $   1,017,702
  Merchandise sales                                               72,869                    84,910
  Membership fees                                                158,367                   136,708
  Other                                                           19,499                     4,000
                                                         ---------------             -------------
                                                                 888,921                 1,243,320
                                                         ---------------              ------------

COST AND EXPENSES:
  Food and beverage                                              215,925                   302,312
  Merchandise                                                     48,305                    55,822
  Direct labor and benefits                                      403,091                   409,089
  Occupancy and other                                            297,784                   406,787
  General and administrative                                     101,656                   297,597
  Depreciation and amortization                                   51,386                    69,809
                                                         ---------------             -------------
                                                               1,118,147                 1,541,416
                                                         ---------------              ------------

LOSS FROM OPERATIONS                                            (229,226)                 (298,096)

OTHER INCOME (EXPENSES)
  Interest income                                                  5,650                    34,489
  Interest expense                                               (36,558)                   (7,224)
  Other income, net                                                 (756)                    2,323
                                                         ---------------             -------------
                                                                 (31,664)                   29,588
                                                         ---------------              ------------

LOSS FROM CONTINUING OPERATIONS                                 (260,890)                 (268,508)
                                                         ---------------              ------------

DISCONTINUED OPERATIONS:
  Loss from operations of Loves Restaurants                     (94,809)                  (103,538)
  Loss on disposal of Loves Restaurants,
    including provision of $424,000 for
    operating losses during phase-out period                    (874,248)
                                                         ---------------             -------------

LOSS FROM DISCONTINUED OPERATIONS                               (969,057)                 (103,538)
                                                         ---------------              ------------

NET LOSS                                                 $    (1,229,947)            $    (372,046)
                                                         ===============              ============

WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK OUTSTANDING                                     7,309,100                 6,262,500
                                                         ===============             =============

LOSS PER COMMON STOCK
  Loss from continuing operations                        $         (0.04)            $       (0.04)
  Loss from discontinued operations                                (0.13)                    (0.02)
                                                         ---------------             -------------

NET LOSS PER COMMON STOCK                                $         (0.17)            $       (0.06)
                                                         ===============              ============

      See accompanying Notes to Consolidated Condensed Financial Statements

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                FOR THE THREE MONTHS ENDED
                                                                         December 29, 1996        December 31, 1995
                                                                         -----------------        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                 $(1,229,947)             $  (372,046)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                             76,749                   97,765
      Amortization of deferred financing costs                                  13,335
      Allowance for sale of net assets                                         100,000
Changes in operating assets/liabilities:
  Accounts and other receivables                                               (39,190)                 (35,038)
  Inventories                                                                  (76,208)                 (45,381)
  Prepaid expenses                                                             (60,744)                  27,993
  Deposits and other                                                                                    (17,304)
  Accounts payable and other accrued liability                                 363,301                  (12,333)
  Accrued costs of discontinued operations                                     774,248
                                                                           -----------              -----------

        Net Cash Used In Operating Activities                                  (78,456)                (356,344)
                                                                           -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Pre-opening costs                                                           (357,042)
  Purchases of property and equipment                                         (481,568)
  Advance to related party                                                      21,419
  Capital assets                                                                                         (7,302)
                                                                           -----------              -----------

       Net Cash - Used by Investing Activities                                (817,191)                  (7,302)
                                                                           -----------              -----------

CASH FLOW - FINANCING
  Equipment contract recv.                                                     330,000
  Capital stock                                                                  9,466
  Additional paid in capital                                                   700,534
  Notes payable                                                               (171,520)                  (9,828)
                                                                           -----------              -----------

       Net Cash - Financing                                                    868,480                   (9,828)
                                                                           -----------              -----------

NET CHANGE IN CASH AND
  CASH EQUIVALENTS                                                             (27,167)                (373,474)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                        1,010,062                2,281,973
                                                                           -----------              -----------

CASH AND CASH EQUIVALENTS,
  end of period                                                            $   982,895              $ 1,908,499
                                                                           ===========              ===========

      See accompanying Notes to Consolidated Condensed Financial Statements

                    UNITED RESTAURANTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

          The information included in this quarterly report on form 10-QSB should be read in conjunction with the audited financial statements as of September 30, 1996 filed as part of the Company's annual report on form 10-KSB.

Note 2. Disposition of business segment in December 1996. The Board of Directors approved a plan of dissolution for the Love's restaurant chain. The Company estimates that it will lose approximately $450,000 on the sale of the related assets and an additional $424,000 related to the wind down and disposal of the Love's restaurant chain over an estimated ten to eighteen months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  This Quarterly Report on Form 10-QSB contains forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

                  United Restaurants, Inc. and its subsidiaries (collectively, the "Company") is engaged in the business of the ownership, operation and development of restaurants, including the ownership and operation of one "Grand Havana Room" private restaurant and cigar club which opened in June 1995 and two additional Grand Havana Rooms, one in New York, New York and one in Washington, D.C., which are scheduled to open in the near future. The Company intends to actively pursue the operation of its existing Grand Havana Room locations and the development of additional Grand Havana Room locations in major cities as its principal business focus.

                  On May 27, 1993, soon after its incorporation, the Company acquired all of the issued and outstanding shares of the capital stock of Love's Enterprises, Inc. ("Love's"). Love's, which has been in business since the 1950's, currently operates three Company-owned Love's restaurants and is the franchisor of an additional 10 Love's restaurants. In December 1996, the Company adopted a formal plan of discontinuance of its Love's subsidiary.

                  In April 1995, the Company opened "On Canon," an upscale Italian restaurant and bar in Beverly Hills, California, which it continues to operate. In June of 1994 the Company acquired 85% of the stock of Il Forno, Inc., which owns and operates an Italian restaurant in Santa Monica, California. On September 20, 1996, the Company sold its 85% interest back to Il Forno's former owners.

                  The Company's initial Grand Havana Room opened in June, 1995 and is located in Beverly Hills, California, on the second floor in the space above the Company's On Canon restaurant. The Company has entered into leases for space in New York, New York and Washington, D.C., in which it is currently developing two new Grand Havana Rooms, which Grand Havana Rooms are anticipated to open in the near future. The Grand Havana Room is a private club that includes the operation of an upscale restaurant, a full bar and a private smoking lounge. The Grand Havana Room also offers the ancillary sale of cigars, tobacco products and cigar accessories.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 29, 1996, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

                  The Company derives revenues from three principal sources: food and beverage sales, merchandise sales and membership fees. During the quarter ended December 29, 1996, the Company was operating the On Canon Restaurant and one

Grand Havana Room. During the quarter ended December 31, 1995, the Company was operating the Il Forno Restaurant, the On Canon Restaurant and one Grand Havana Room. The operations of Love's was discontinued and accordingly, its results of operations for the quarter ended December 29, 1996 and December 31, 1995 are shown under "Discontinued operations" in the accompanying statements of operations. The Company had revenues of $888,921 for the quarter ended December 29, 1996, compared to $1,243,320 for the quarter ended December 31, 1995. This decrease in revenues was primarily due to decrease in the food and beverage sales that resulted from the sale of the Il Forno Restaurant in September of 1996. Membership fees from the Company's one Grand Havana Room increased from $136,708 for the fiscal quarter ended December 31, 1995 to $158,367 in the fiscal quarter ended December 29, 1996 due to the increase in the number of members in the Grand Havana Room.

                  Cost and expenses decreased significantly, from $1,541,416 in the fiscal quarter ended December 31, 1995 to $1,118,147 in the fiscal quarter ended December 29, 1996 due to the cost and expense associated with the operation of the Il Forno Restaurant in the prior year. Cost of food and beverage as a percentage of food and beverage sales increased from 30% last year to 34% this quarter.

                  The discontinued operations of Love's resulted in a loss of $103,538 and $969,057 for the quarters ended December 31, 1995 and December 29, 1996, respectively. The loss from discontinued operations included a provision for estimated loss on disposal, including operating losses during the phase-out period, of $874,248.

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

                  As a result of its expansion activities, the Company's working capital has continually been reduced. At December 29, 1996 the Company had cash or cash equivalents of $982,895. The Company anticipates that in connection with its development plans during the next 12 months of operations, the Company may require additional funds which the Company may raise through the private placement of securities. In this regard, since the end of its fiscal year ended September 30, 1996, the Company has raised an aggregate of $710,000 during the quarter ended December 29, 1996 through the sale of its securities in a private placement and contemplates that it may need to raise up to an additional $290,000 in this private placement, for aggregate proceeds to the Company from this private placement of up to $1,000,000. Management believes that with its current working capital the funds raised in this private placement and the monies received from initial membership fees at its Grand Havana Rooms, the Company will be able to operate its business and to fund the development of its business for at least the next 12 months. The Company's management believes that funds spent on the Company's development activities will accrue to the Company's benefit in future years.

PART II -- OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

                  The Company is conducting a private placement to raise up to $1,000,000 through the sale of its equity securities. From October through December 1996 an aggregate of seven investors purchased an aggregate of 946,666 shares of common stock and warrants to purchase an additional 946,666 shares of common stock, which warrants are exercisable at an exercise price of $1.50 per share, for aggregate proceeds to the Company of $710,000. The offering was made directly by the officers and directors of the Company. The following individuals purchased the following securities in the private placement:

Investor                                        # Shares                 # Warrants                 Purchase Price
--------                                        --------                 ----------                 --------------

Harry Shuster                                    333,333                   333,333                 $   250,000
Anthony Mazzarella                                33,333                    33,333                 $    25,000
United Leisure Corp.                             333,333                   333,333                 $   250,000
Todd Rome                                         40,000                    40,000                 $    30,000
Warren D. Bagatelle                               66,667                    66,667                 $    50,000
Euro Translation Ltd.                             40,000                    40,000                 $    30,000
Marshall Geller                                  100,000                   100,000                 $    75,000
                                               ---------                 ---------                 -    ------
                                                 946,666                   946,666                 $   710,000

Harry Shuster, a purchaser of securities in the private placement, is the Chairman of the Board and President of the Company. Harry Shuster is also the Chairman of the Board and President of United Leisure Corporation, another investor in the private placement.

                  On December 3, 1996 the Company issued options to purchase an aggregate of 100,000 shares of the common stock of the Company to Stanley Shuster, an officer and director of the Company, pursuant to the Company's 1996 Non-Qualified Stock Option Plan. The options granted to Mr. Shuster are exercisable at an exercise price of $1.00 per share, 85% of the fair market value of such shares on the date of grant. See Item 5, below.

                  On January 30, 1996, in consideration for consulting services rendered, the Company granted an option to Joe Pantoliano to purchase an aggregate of 5,000 shares of the Company's common stock at an exercise price of $1.00 per share. On September 15, 1996, in consideration for consulting services rendered, the Company granted an option to Joe Pantoliano to purchase an aggregate of 20,000 shares of the Company's Common Stock at an exercise price of $.80 per share.

                  Each of the forgoing transactions was exempt pursuant to
Section 4(2) of the Securities Act of 1933, as amended, for issuance of securities not involving any public offering.

ITEM 5.           OTHER INFORMATION

                  1996 Stock Option Plan

                  On December 1, 1996 the Board of Directors of the Company adopted the United Restaurants, Inc. 1996 Stock Option Plan (the "Plan"). The plan provides for the grant of non-qualified stock options to purchase an aggregate of up to 626,250 shares of the Company's common stock. The Plan was adopted in order to enable the Company to attract and retain the services of selected employees, directors and other key contributors (including consultants and non-employee agents) of the Company or any subsidiary of the Company in order to promote the success of the Company.

                  The Plan is administered by the Board of Directors of the Company which has authority to determine and designate from time to time (a) the purchase price of the shares covered by each option, (b) whether any payment will be required upon grant of the option, (c) the individuals to whom, and the time or times at which, options shall be granted, (d) the number of shares to be subject to each option, (e) when an option can be exercised and whether in whole or in installments, (f) whether the options are immediately transferable, (g) whether the exercisability of the options is subject to a risk of forfeiture or other conditions and (h) whether the stock issued upon exercise of an option is subject to repurchase by the Company, and the terms of such repurchase.

                  With respect to each option grant, the Board of Directors shall determine the option price (which shall not be less than 85% of the last price at which shares of the Company's Common Stock were sold as reported by NASDAQ on the day prior to the date of grant, or, if no last sales price is available, such other price as the Board determines is at least 85% of the fair market value of the stock on the date of grant).

                    Unless otherwise determined by the Board of Directors, in the event the employment or service of the optionee with the Company terminates for any reason other than because of physical disability or death as provided below, the option may be exercised at any time prior to the expiration date of the option or the expiration of 30 days after the date of such termination, whichever is the shorter period, but only if and to the extent the optionee was entitled to exercise the option at the date of such termination; provided, however, in connection with the termination of any employee or other person rendering services to the Company, the Board of Directors may determine, in its sole discretion, to allow the exercisability of the option to continue until the original expiration date of the option.

                  The Board of Directors has granted options to purchase an aggregate of 100,000 shares of the Company's Common Stock under the Plan to date and an aggregate of 526,250 shares remain available for grant under the Plan.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  (10)     1996 Stock Option Plan of the Company

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed no Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-QSB.

                  No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               UNITED RESTAURANTS, INC.



Dated: February 14, 1997                       By /s/Harry Shuster
                                                  -----------------------------
                                                     Harry Shuster,
                                                     Chairman of the Board,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer