Form 10QSB
period 1997-03-30
GRAND HAVANA ENTERPRISES INC
filed 1997-05-14
CIK 909483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20589


                                   FORM 10-QSB

(Mark One)

  X       Quarterly report pursuant to section 13 or 15(d) of the Securities
-----     Exchange Act of 1934 for the quarterly period ended March 30, 1997; or

          Transition report pursuant to section 13 or 15(d) of the
---- Securities Exchange Act of 1934 for the transition period from _____ to _____.

COMMISSION FILE NUMBER 0-24828

                         GRAND HAVANA ENTERPRISES, INC.
                               (FORMERLY KNOWN AS
                            UNITED RESTAURANTS, INC.)
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


       DELAWARE                                            95-4428370
-------------------------------                        ------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


             1990 WESTWOOD BOULEVARD, LOS ANGELES, CALIFORNIA 90025
             ------------------------------------------------------
                    (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (310) 475-5600
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                           YES   X   NO
                                ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

           Class                              Outstanding at May 8, 1997
           -----                              --------------------------
Common Stock, par value                             8,319,933 shares
     $.01 per share

Transitional Small Business Disclosure Format (check one):

                         YES    NO  X
                            ---    ---

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                   GRAND HAVANA ENTERPRISES AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                  (unaudited)

                                                    March 30, 1997       September 30, 1996
                                                    --------------       ------------------
CURRENT ASSETS
 Cash and cash equivalents                            $  153,550              $1,010,062
 Accounts receivable, less allowance for
    doubtful accounts of $15,500 (March 30,
    1997 and September 30, 1996)                         210,765                 125,402
 Short Term note receivable                                3,721
 Equipment contract receivable                                                   330,000
 Inventories                                             572,087                 210,054
 Prepaid expenses and other assets                       336,567                 145,187
 Net assets discontinued business, held for sale         515,901                     -
                                                      ----------              ----------

     TOTAL CURRENT ASSETS                              1,792,591               1,820,705

PROPERTY AND EQUIPMENT, NET                            4,600,096               2,124,346

OTHER ASSETS
 Pre-opening costs                                        24,551                 132,723
 Due from related parties                                 48,000                  69,419
 Deferred financing cost                                 200,110                  80,000
 Deposits and other                                       15,184                 131,389
                                                      ----------              ----------

     TOTAL OTHER ASSETS                                  287,845                 413,531

     TOTAL ASSETS                                     $6,680,532              $4,358,582
                                                      ==========              ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                   March 30, 1997            September 30, 1996
                                                                   --------------          ---------------------
CURRENT LIABILITIES
 Accounts Payable                                                   $   597,478                $   561,819
 Accrued liabilities                                                    200,522                    125,219
 Deferred Rent                                                          366,144                        -
 Deferred Revenue                                                       186,500                        -
 Accrued costs of discontinued operations                               753,291                        -
 Current portion of long-term debt                                      172,571                    172,571
                                                                    -----------                -----------

     TOTAL CURRENT LIABILITIES                                        2,276,506                    859,609

COMMITMENTS AND CONTINGENCIES                                               -                          -

 LONG TERM LIABILITIES                                                  603,480                        -
                                                                    -----------                -----------
     TOTAL LIABILITIES                                                2,879,986                    859,609
                                                                    -----------                -----------

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value:
  Authorized - 3,000,000 shares
  Issued and outstanding - none
 Common Stock, $.01 par value:
  Authorized - 22,000,000 shares
  Issued and outstanding - 8,037,400 shares
   and 6,362,500 shares                                                  80,374                     63,625
 Additional paid - in capital                                         9,624,343                  7,850,042
Accumulated deficit                                                  (5,904,171)                (4,414,694)
                                                                    -----------                -----------

     TOTAL STOCKHOLDERS' EQUITY                                       3,800,546                  3,498,973
                                                                    -----------                -----------

TOTAL LIABILITIES AND EQUITY                                        $ 6,680,532                $ 4,358,582
                                                                    ===========                ===========



     See accompanying Notes to Consolidated Condensed Financial Statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      For the Three Months                For the Six Months
                                                             Ended                               Ended
                                                   March 30         March 31           March 30          March 31
                                                -----------------------------       -----------------------------

                                                    1997              1996               1997             1996
                                                -----------------------------       -----------------------------
REVENUES
 Food and beverage sales                        $   677,962       $ 1,066,906       $ 1,316,148       $ 2,084,608
 Merchandise sales                                   62,928           106,709           135,797           191,619
 Membership fees                                    202,100           224,834           360,467           361,542
 Other                                                  568            22,595            20,067            26,595
                                                -----------       -----------       -----------       -----------
                                                    943,558         1,421,044         1,832,479         2,664,364

COST AND EXPENSES:
 Food and beverage                                  231,829           304,364           447,754           606,676
 Merchandise                                         28,701            83,952            77,006           139,774
 Direct labor and benefits                          376,847           414,261           779,938           823,350
 Occupancy and other                                 88,691           233,622           386,475           640,409
 Pre-opening expense                                 75,000               -              75,000               -
 General and administrative                         356,062           269,328           457,718           566,925
 Depreciation and amortization                       51,452            70,135           102,838           139,944
                                                -----------       -----------       -----------       -----------
                                                  1,208,582         1,375,662         2,326,729         2,917,078
                                                -----------       -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                      (265,024)           45,382          (494,250)         (252,714)

OTHER INCOME (EXPENSES)
 Interest income                                        650            15,086             6,300            49,575
 Interest expense                                       -               7,224           (36,558)              -
 Other income, net                                    4,844            17,001             4,088            19,324

                                                -----------       -----------       -----------       -----------
                                                      5,494            39,311           (26,170)           68,899
                                                -----------       -----------       -----------       -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS           (259,530)           84,693          (520,420)         (183,815)

DISCONTINUED OPERATIONS:
 Loss from operations of Loves Restaurants              -              (2,413)          (94,809)         (105,951)
 Loss on disposal of Loves Restaurants,                 -                 -            (874,248)              -
                                                -----------       -----------       -----------       -----------

LOSS FROM DISCONTINUED OPERATIONS                       -              (2,413)         (969,057)         (105,951)
                                                -----------       -----------       -----------       -----------

NET INCOME (LOSS)                               $  (259,530)      $    82,280       $(1,489,477)      $  (289,766)
                                                ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON STOCK OUTSTANDING                         7,547,506         6,262,500         7,429,613         6,262,500

INCOME (LOSS) PER COMMON STOCK
  Income (Loss) from continuing operations      $    (0.03)       $      0.01       $     (0.07)      $     (0.03)
  Loss from discontinued operations                     -               (0.00)            (0.13)            (0.02)
                                                -----------       -----------       -----------       -----------

NET INCOME (LOSS) PER COMMON STOCK              $    (0.03)       $      0.01       $     (0.20)      $     (0.05)
                                                ===========       ===========       ===========       ===========



     See accompanying Notes to Consolidated Condensed Financial Statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                             For the Six Months
                                                                   Ended
                                                          March 30          March 31
                                                        ------------------------------
                                                            1997              1996
                                                        -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net                                               $(1,489,477)      $  (289,766)
      Adjustments to reconcile net loss
            to net cash used in operating
            activities:
            Depreciation and amortization                   102,838           193,591
      Changes in assets/liabilities
            Receivables                                     (89,084)           (3,510)
            Inventories                                    (362,033)          (40,880)
            Prepaid expenses                               (191,380)          (35,931)
            Net Assets Discontinued Operations             (515,901)
            Deposits and other                              116,205            32,876
            Payables                                        401,803          (251,786)
            Accrued Liabilities and Def. Income             261,803          (200,000)
            Accrued cost of Discontinued Operations         753,291
                                                        -----------       -----------
                       Net Cash - Operating              (1,011,935)         (595,406)
                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
            Pre-opening costs                               108,172               -
            Purchases of property and equipment          (2,578,588)              -
            Advances to related party                        21,419               -
            Capital Assets                                 (120,110)          (28,096)
                                                        -----------       -----------
                       Net Cash - Investing              (2,569,107)          (28,096)
                                                        -----------       -----------

CASH FLOWS - FINANCING
            Equipment contract Receivable                   330,000
            Notes payable                                   603,480           (18,948)
            Stock issuance                                1,791,050
                                                        -----------       -----------
                       Net Cash - Financing               2,724,530           (18,948)
                                                        -----------       -----------

NET CHANGE IN CASH AND
  AND CASH EQUIVALENTS                                     (856,512)         (642,450)

CASH AND CASH EQUIVALENTS,
   beginning of period                                    1,010,062         2,281,973
                                                        -----------       -----------

            Cash Balance End of Period                  $   153,550       $ 1,639,523
                                                        ===========       ===========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. The result of interim periods are not necessarily indicative of results to be expected for the year. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the results for the interim period and the comparable period presented. These condensed financial statements do not purport to be full presentations and do not include all requirements in accordance with generally accepted accounting principles, but include all information required by the instructions to Form 10-QSB.

                The information included in this quarterly report on Form 10-QSB should be read in conjunction with the audited financial statements as of September 30, 1996, filed as part of the Company's annual report on Form 10-KSB.

                The September 30, 1996 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principals.

Note 2. Disposition of business segment in December 1996. The Board of Directors approved a plan of dissolution for the Love's restaurant chain. The Company estimates that it will lose approximately $450,000 on the sale of the related assets and an additional $424,000 related to the wind down and disposal of the Love's restaurant chain over an estimated ten to eighteen months. During the quarter ended March 30, 1997, Love's realized a loss of approximately $121,000 which was recorded against the provision for loss recorded in the quarter ended December 29, 1996.

Note 3. In February 1997, the Company entered into a financing agreement with United Leisure Corporation ("United Leisure") whereby United Leisure agreed to provide advances to the Company from time to time, during a period of six months, of up to $1,250,000. Interest on any amounts advanced bears interest at the rate of 8% per annum. The full principal amount and accrued interest on any amounts advanced is payable on September 30, 1997. In consideration for making the loan, the Company issued 75,000 shares of its common stock to United Leisure. If the loan is not paid by the maturity date, the Company has agreed to issue an additional 25,000 shares of its common stock to United Leisure. As of March 30, 1997, the Company had borrowed an aggregate of $775,000 under this financing agreement. The Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board and Chief Executive Officer of United Leisure Corporation.

Note 4. In January 1997 the Company sold 100,000 shares of its common stock, and warrants to purchase an additional 100,000 shares of its common stock, at an exercise price of $1.50 per share, for an aggregate purchase price of $75,000. The sale was part of the Company's private placement which was conducted from October 1996 through January 1997. The purchaser of these securities was the Harry and Nita Shuster Charitable Foundation. Harry Shuster is the Chairman of the Board, President and Chief Executive Officer of the Company.

                During February 1997, United Leisure Corporation exercised outstanding warrants to purchase an aggregate of 433,333 shares of the common stock of the Company for an aggregate purchase price of $575,000. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is also the Chairman of the Board, President and Chief Executive Officer of United Leisure Corporation.

                On February 12, 1997, the Company issued 75,000 shares of its common stock to United Leisure Corporation in consideration for United Leisure agreeing to provide up to $1,250,000 in financing to the Company pursuant to a Financing Agreement dated as of February 12, 1997.

                On March 1, 1997, in consideration for consulting services rendered, the Company issued an aggregate of 110,000 shares of common stock to a consultant. On March 11, 1997, in consideration for consulting services rendered, the Company issued an aggregate of 10,000 shares of common stock to another consultant.

                Each of the forgoing offerings was made directly by the officers and directors of the Company and no underwriting discounts of commissions were paid. Each of the foregoing transactions was except pursuant to Section 4(2) of the Securities Act of 1933, as amended for issuance of securities not involving any public offering.

Note 5. The Company's inventory at March 30, 1997 consisted of the following:

                Liquor products                    $ 102,607
                Food and other beverages              29,160
                Tobacco products                     189,395
                Merchandise                          250,926
                                                   ---------
                                                   $ 572,087
                                                   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This Quarterly Report on Form 10-QSB contains forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from the those projected in forward-looking statements.

               Grand Havana Enterprises, Inc., formerly known as United Restaurants Inc., and its subsidiaries (collectively, the "Company") is engaged primarily in the business of the ownership, operation and development of private membership restaurants and cigar clubs and of retail cigar stores. The Company's private membership restaurant and cigar clubs are known as "Grand Havana Rooms" ("GHR"), and the Company's retail cigar stores, specializing in premium cigars, humidors, cigar accessories and merchandise are known as "Grand Havana House of Cigars" ("GHHC"). The Beverly Hills GHR opened in June 1995 and the Washington DC GHR and GHHC opened in March 1997. One additional GHR in New York is currently scheduled to open in late May 1997 and one additional GHHC is currently scheduled to open in Beverly Hills in July 1997. The Company intends to actively pursue the operation of its existing Grand Havana Room locations and the development of additional GHR and GHHC locations in major cities as its principal business focus.

               On May 27, 1993, soon after its incorporation, the Company acquired all of the issued and outstanding shares of the capital stock of Love's Enterprises, Inc. ("Love's"). Love's, which has been in business since the 1950's, currently operates three Company-owned Love's restaurants, and is the franchisor of an additional 10 Love's restaurants. In December 1996, the Company adopted a formal plan of discontinuance of its Love's subsidiary.

               In April 1995, the Company opened "On Canon," an upscale Italian restaurant and bar, in Beverly Hills, California, which it continues to operate. In June of 1994 the Company acquired 85% of the stock of Il Forno, Inc., which owns and operates an Italian restaurant in Santa Monica, California. On September 20, 1996, the Company sold its 85% interest back to Il Forno's former owners.

               The Company is developing a plan to market its own label of premium cigars. The Company is actively seeking other sources of revenue including, but not limited to, licensing GHR, GHHC and Loves internationally.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 30, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

               The Company derives revenues from three principal sources: food and beverage sales, merchandise sales and membership fees. During the quarter ended March 31, 1997, the Company was operating the On Canon Restaurant and two Grand Havana Rooms. During the quarter ended March 31, 1996, the Company was operating the Il Forno Restaurant, the On Canon Restaurant, and one Grand Havana Room. The operation of Love's was discontinued and accordingly, its results of operations for the quarter ended March 31, 1997 and March 31, 1996 are shown under "Discontinued operations" in the accompanying statements of operations.

               The Company experienced net income of $82,280 in the quarter ended March 31, 1996 compared to a loss of $(259,530) in the quarter ended March 30, 1997. However, without a one-time recognition of $200,000 territory rights fee for the use of Love's trademarks in the Far East, the loss would have been $(117,720) for the quarter ended March 31, 1996. In both years, a significant portion of the negative operating results were due to the corporate overhead required to manage the further expansion of two GHR's and one GHHC. Furthermore, in the quarter ended March 30, 1997, the Company charged to operations the opening costs associated with its Washington DC GHR.

               During the three months ended March 31, 1997, the Company recorded revenues of $943,558, compared to revenues of $1,421,044 in the quarter ended March 31, 1996, a decrease of $477,486. The decrease is mainly attributable to the sale of the Il Forno restaurants in September 1996.

               Company costs and expenses were lower due to fewer stores offset by higher general and administrative costs and store opening costs associated with the opening and management of the newest GHR and GHHC in Washington DC. Food and beverage costs as a percentage of sales were higher due to the concentration of the Company's efforts on more expensive, service intensive locations such as its On Canon and GHR locations versus its lower cost, family oriented Loves restaurants. Other store-level operating expense decreases were in line with decrease in sales and stores.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED MARCH 31, 1997, COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

               The Company had revenues of $1,832,479 for the six months ended March 31, 1997, compared to $2,664,364 for the six months ended March 31, 1996, a decrease of $831,885. This decrease in revenues was due primarily to the sale of the Il Forno restaurant, which was sold in September 1996.

               The Company experienced a net loss of $(289,766) for the six months ended March 31, 1996 compared to a net loss of $(1,489,477) for the six months ended March 30,

1997, or an increased loss of $1,199,711. However, without a one-time recognition of $200,000 territory rights fee for the use of Love's trademarks in the Far East, the loss would have been $(489,766) for the quarter ended March 31, 1996, and with a one-time charge of $874,248 for loss on disposal of Love's restaurant, the loss would have been $(615,229) for the six months ended March 31, 1996. In both years, a significant portion of the negative operating results were due to the corporate overhead required to manage the further expansion of two GHR's and one GHHC and costs associated with opening of new facilities.

               Company costs and expenses were lower due to fewer stores offset by higher general and administrative costs and store opening costs associated with the opening and management of the newest GHR and GHHC in Washington DC. Food and beverage costs as a percentage of sales were higher due to the concentration of the Company's efforts on more expensive, service intensive locations such as its On Canon and GHR locations versus its lower cost, family oriented Loves restaurants. Other store-level operating expense decreases were in line with decrease in sales and stores.


LIQUIDITY AND CAPITAL RESOURCES

               The Company intends to continue the expansion of its business, primarily through the development and operation of additional Grand Havana Rooms and GHHC's, including the addition of a new GHR in New York, New York, which is currently scheduled to open in late May 1997.

               At March 30, 1997 the Company had borrowed $775,000 in principal amount under its financing agreement with United Leisure Corporation, which amount, together with interest thereon, is due September 30, 1997. See Note 3 to "Notes to Consolidated Financial Statements." In addition, United Leisure Corporation has pledged collateral to support a letter of credit required by the Company in the amount of $875,000 which amount the Company is to replace in full by March 1998. (the "United Leisure Debt").The Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board, President and Chief Executive Officer of United Leisure Corporation.

               As a result of its expansion activities, the Company's working capital has continually been reduced. At March 30,1997 the Company had cash or cash equivalents of $153,550. The Company anticipates that in connection with its development plans during the next 12 months of operations, the Company may require additional funds, which the Company may raise through a private placement of securities. In this regard, since the end of its fiscal year ended September 30, 1996 through March 30, 1997, the Company has raised an aggregate of $1,280,000 in proceeds from private placements and exercising of warrants offered in private placements. In April 1997, the Company commenced an additional private placement to which it is offering to a very limited number of investors an aggregate of up to 500,000 shares of common stock at a purchase price of $1.50 per share, for an aggregate proceeds to the Company of up to $750,000. Although management believes that with its current working capital, the funds raised in private placements, and the monies received from initial membership fees at its Grand Havana Rooms, the Company will be able to repay the United Leisure Debt, operate its business, and fund the development of its business for at least the next 12 months. However, there can be no assurance that this will be the case. If the Company is in need of additional financing, there can be no assurance that the Company will be able to acquire additional financing, or that if such financing is available, that it will be available to the Company on acceptable terms. The Company's management believes that funds spent on the Company's development activities will accrue to the Company's benefit in future years.

PART II  - OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES

               In January 1997 the Company sold 100,000 shares of its common stock, and warrants to purchase an additional 100,000 shares of its common stock, at an exercise price of $1.50 per share, for an aggregate purchase price of $75,000. The sale was part of the Company's private placement which was conducted from October 1996 through January 1997. The purchaser of these securities was the Harry and Nita Shuster Charitable Foundation. Harry Shuster is the Chairman of the Board, President and Chief Executive Officer of the Company.

               During February 1997, United Leisure Corporation exercised outstanding warrants to purchase an aggregate of 433,333 shares of the common stock of the Company for an aggregate purchase price of $575,000. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is also the Chairman of the Board, President and Chief Executive Officer of United Leisure Corporation.

               On February 12, 1997, the Company issued 75,000 shares of its common stock to United Leisure Corporation in consideration for United Leisure agreeing to provide up to $1,250,000 in financing to the Company pursuant to a Financing Agreement dated as of February 12, 1997.

               On March 1, 1997, in consideration for consulting services rendered, the Company issued an aggregate of 110,000 shares of common stock to a consultant. On March 11, 1997, in consideration for consulting services rendered, the Company issued an aggregate of 10,000 shares of common stock to another consultant.

               Each of the forgoing offerings was made directly by the officers and directors of the Company and no underwriting discounts of commissions were paid. Each of the foregoing transactions was except pursuant to Section 4(2) of the Securities Act of 1933, as amended for issuance of securities not involving any public offering.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               By written consent of the majority of issued and outstanding share of the common stock of the Company, on February 25, 1997 the name of the Company was changed from United Restaurants, Inc. to Grand Havana Enterprises, Inc.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
 (27)              Financial Data Schedule

Reports on Form 8-K
The Company filed no reports on Form 8-K during the period covered by this Quarterly Report on Form 10-SQB.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Grand Havana Enterprises, Inc.


Dated:  May 9, 1997                   By: /s/ HARRY SHUSTER
      ----------------                --------------------------------------
                                             Harry Shuster,
                                             Chairman of the Board and Chief
                                             Executive Officer

Date:   May 9, 1997                   By: /s/ DAVID M. KANE
     -----------------                    ----------------------------------
                                              David M. Kane,
                                              Chief Financial Officer