Form 10QSB
period 1997-06-30
GRAND HAVANA ENTERPRISES INC
filed 1997-08-13
CIK 909483

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20589


FORM 10-QSB

(Mark One)

  X               Quarterly report pursuant to section 13 or 15(d) of the
-----             Securities Exchange Act of 1934 for the quarterly period
                  ended June 29, 1997; or

_____ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number 0-24828


                         GRAND HAVANA ENTERPRISES, INC.
                   FORMERLY KNOWN AS UNITED RESTAURANTS, INC.

             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                         95-4428370
-------------------------------                        -------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

             1990 Westwood Boulevard, Los Angeles, California 90025
            --------------------------------------------------------
                    (Address of Principle Executive Offices)
                                   (Zip Code)

                                 (310) 475-5600
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                               YES  X   NO
                                   ---    ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

         Class                                Outstanding at August 1, 1997
-------------------------                    -------------------------------
Common Stock, par value                              8,469,933 shares
$.01 per share

Transitional Small Business Disclosure Format (check one):

                               YES        NO   X
                                   -----     ------

PART I -- FINANCIAL INFORMATION
ITEM 1.    Financial Statements

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                June 29,        September 30,
                                                 1997               1996
                                         ------------------    -----------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                     $   227,529       $ 1,010,062
 Accounts receivable, less allowance for
  doubtful accounts of $54,036 and
  $15,500 (June 29, 1997 and
  September 30, 1996)                              469,967           125,402
 Short Term note receivable                         59,719                 -
 Equipment contract receivable                           -           330,000
 Inventories                                       735,736           210,054
 Prepaid expenses and other assets                   7,268           145,187
 Net assets discontinued business, held for sale   359,924                 -
                                              -------------     -------------
  TOTAL CURRENT ASSETS                           1,860,143         1,820,705

PROPERTY AND EQUIPMENT, NET                      5,353,656         2,124,346

OTHER ASSETS
 Pre-opening costs                                       -           132,723
 Due from related parties                                -            69,419
 Deferred financing cost                            92,025            80,000
 Deposits and other                                452,679           131,389
                                              ------------      ------------
  TOTAL OTHER ASSETS                               544,704           413,531
                                              ------------      ------------
                                               $ 7,758,503       $ 4,358,582
                                              ============      ============



See accompanying Notes to Consolidated Condensed Financial Statements


GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                  June 29,        September 30,
                                                    1997               1996
                                           -----------------   -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                            $    1,236,049        $    561,819
 Accrued liabilities                                103,620             125,219
 Deferred rent                                      584,967                -
 Deferred revenue                                    71,085                -
 Due to affiliates                                1,112,542             172,571
                                           -----------------   -----------------
  TOTAL CURRENT LIABILITIES                       3,108,263             859,609

COMMITMENTS AND CONTINGENCIES                            -                 -

                                           -----------------   -----------------
  TOTAL LIABILITIES                               3,108,263             859,609

STOCKHOLDERS' EQUITY Preferred Stock, $.01 par value:
  Authorized - 3,000,000 shares
  Issued and outstanding - none                          -                 -
 Common Stock, $.01 par value:
  Authorized - 22,000,000 shares
  Issued and outstanding  - 8,469,933 and
  6,362,500 shares                                   84,699              63,625
 Additional paid-in capital                      10,269,518           7,850,042
 Accumulated deficit                             (5,703,977)         (4,414,694)
                                           -----------------   -----------------
  TOTAL STOCKHOLDERS' EQUITY                      4,650,240           3,498,973
                                           -----------------   -----------------
                                              $   7,758,503        $  4,358,582
                                           =================   =================

See accompanying Notes to Consolidated Condensed Financial Statements

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
                                   For the Three Months   For the Nine Months
                                   --------------------   -------------------
                                   June 29,    June 30,   June 29,   June 30,
                                     1997        1996       1997      1996
                                   --------   ---------   --------   --------
REVENUES
 Food and beverage sales         $  739,211 $1,034,781   $2,055,359 $3,119,389
 Membership fees                    464,175    135,450      824,642    496,992
 Licensing                          600,000          -      600,000    200,000
 Merchandise sales                  117,716     74,489      253,513    266,108
 Other                               23,156     41,700       43,224     68,295
                                 ----------   ---------   ---------  ---------
                                  1,944,258  1,286,420    3,776,738  4,150,784
                                 ----------   ---------   ---------  ---------
COST AND EXPENSES:
 Food and beverage                  297,381    304,682      745,135    911,359
 Merchandise                         82,375     57,334      159,381    197,109
 Direct labor and benefits          625,907    455,876    1,405,845  1,798,316
 Occupancy and other                391,328    350,713      777,803    828,309
 Pre-opening expense                166,550          -      241,550     41,006
 General and administrative         334,791    193,390      792,509    580,171
 Depreciation and amortization      103,323     30,784      206,161    170,727
                                 ----------   ---------   ---------  ---------
                                  2,001,655  1,392,779    4,328,384  4,526,996
                                 ----------   ---------   ---------  ---------
LOSS BEFORE OTHER
   INCOME (EXPENSE)                 (57,396)  (106,360)    (551,646)  (376,213)
                                 ----------   ---------   ---------  ---------

OTHER INCOME (EXPENSES)
 Interest income                      5,082     25,776       11,382     88,851
 Interest expense                  (107,309)    (6,689)    (143,867)   (18,964)
 Other income (net)                  72,909     45,708       76,964     95,142
                                 ----------   ---------   ---------  ---------
                                    (29,318)    64,796      (55,521)   165,030
                                 ----------   ---------   ---------  ---------
LOSS FROM CONTINUING
     OPERATIONS                  $  (86,714)  $(41,564)   $(607,167) $(211,183)
                                 ----------   ---------   ---------  ---------

See accompanying Notes to Consolidated Condensed Financial Statements

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (cont.)
(unaudited)
                                  For the Three Months   For the Nine Months
                                 ---------------------  ---------------------
                                   June 29,    June 30,   June 29,   June 30,
                                     1997        1996       1997      1996
                                 ----------  ---------  ----------  ---------
LOSS FROM CONTINUING OPERATIONS    (86,714)    (41,564)   (607,167)  (211,183)
                                 ----------  ---------  ----------  ---------

DISCONTINUED OPERATIONS
 (Loss) from operations                 -     (232,544)    (94,809)  (352,691)
 Gain (loss) on disposal           286,942           -    (587,306)         -
                                 ----------  ---------  ----------  ---------
INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS                        286,942    (232,544)   (682,115)  (352,691)
                                 ----------  ---------  ----------  ---------
NET INCOME (LOSS)                $ 200,228  $ (274,108)$(1,289,282) $(563,874)
                                 ==========  =========   ==========  =========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                    8,356,461   6,262,500   7,791,131  6,262,500
                                 ==========  =========   ========== ==========
NET LOSS PER COMMON SHARE           $ 0.02      $(0.04)     $(0.17)   $(0.09)
                                 ==========  =========   ========== ==========

See accompanying Notes to Consolidated Condensed Financial Statements

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                      For the Nine Months
                                             -----------------------------------
                                                  June 29,             June 30,
                                                   1997                  1996
                                             -----------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                               $ (1,289,282)     $   (563,874)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                       206,161           291,713
 Changes in assets/liabilities
  Receivables                                         (74,284)           14,507
  Inventories                                        (525,682)          (26,531)
  Prepaid expenses                                    137,919           (17,480)
  Deposits and other                                 (131,173)           32,290
  Payables                                            652,630          (253,988)
  Assets held for sale                               (359,924)                -
  Deferred Rent                                       584,967                 -
  Deferred Income                                      71,085          (200,000)
                                                  ------------      ------------
  NET CASH - OPERATING                               (727,583)         (723,363)

CASH FLOW FROM INVESTING ACTIVITIES
 Purchases of Capital assets                       (3,435,471)          (94,236)
                                                 -------------      ------------
  NET CASH - INVESTING                             (3,435,471)          (94,236)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                       2,440,550                 -
  Due to affiliates                                 1,112,542                 -
  Repayment of Notes payable                         (172,571)         (106,401)
                                                 -------------      ------------
  NET CASH - FINANCING                              3,380,521          (106,401)

NET DECREASE IN CASH AND CASH EQUIVALENT             (782,533)         (924,000)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                          1,010,062         2,281,973
                                                 -------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $   227,529      $  1,357,973
                                                 =============      ============

See accompanying Notes to Consolidated Condensed Financial Statements

         GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Disposition of business segment in December 1996. The Board of Directors approved a plan of dissolution for the Love's restaurant chain. The Company originally estimated approximately $900,000 of disposal and wind down costs. During the quarter ended June 29, 1997, Management changed its estimate on the costs of disposal and wind-down based on agreements to sell substantially all assets of Love's Enterprises, Inc, except for the international rights of Love's trademark, which the Company intends to retain. Pursuant to the change in estimate, the Company recorded a gain of approximately $287,000 to revise the reserve required to wind-down and dispose of Love's Enterprises and its assets.

Note 3. In February 1997, the Company entered into a financing agreement with United Leisure Corporation ("ULC"), a public company and an affiliate of the Company, whereby ULC agreed to provide advances to the Company from time to time, during a period of six months, of up to $1,250,000. Interest on any amounts advanced bears interest at the rate of 8% per annum. The full principal amount and accrued interest on any amounts advanced is payable on September 30, 1997. In consideration for making the loan, the Company issued 75,000 shares of its common stock to ULC. If the loan is not paid by the maturity date, the Company has agreed to issue an additional 25,000 shares of its common stock to ULC. As of June 29, 1997 the Company had borrowed an aggregate of $775,000 under this financing agreement. The Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board and Chief Executive Officer of ULC. The Chief Financial Officer of the Company is the Chief Financial officer of ULC.

Note 4. In May 1997, the Company entered into a financing agreement with United Film Distributors, Inc. ("UFD"), an affiliate of the Company, whereby UFD agreed to provide advances to the Company from time to time. Interest on any amounts advanced bears interest at the rate of prime plus 3% per annum. The full principal amount and accrued interest on any amounts advanced is payable on demand. As of June 29, 1997 the Company had borrowed an aggregate of $337,542 under this financing agreement. The Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board and Chief Executive Officer of UFD.

Note 5. The Company's inventory at June 29, 1997 consisted of the following:

               Liqour products                                       $   137,977
               Food and other beverages                                   25,892
               Tobacco products                                          267,567
               Merchandise                                               304,300
                                                                   -------------
                                                                     $   735,736
                                                                   =============

Note 6 In the quarter ended June 29, 1997 the Company sold, in private placements of its securities, an aggregate of 432,500 shares of its common stock, and warrants to purchase an aggregate of 80,000 shares of its common stock, for aggregate proceeds to the Company of approximately $649,500. See part II, Item 2. "Changes in Securities."

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

                  Grand Havana Enterprises, Inc., formerly known as United Restaurants Inc., and its subsidiaries (collectively, the "Company") is engaged primarily in the business of the ownership, operation and development of private membership restaurants and cigar clubs and of retail cigar stores. The Company's private membership restaurant and cigar clubs are known as "Grand Havana Rooms" ("GHR"), and the Company's retail cigar stores, specializing in premium cigars, humidors, cigar accessories and merchandise are known as "Grand Havana House of Cigars" ("GHHC"). The Beverly Hills GHR opened in June 1995, the Washington DC GHR and GHHC opened in March 1997, the New York GHR opened in May 1997. Two additional GHHC's are scheduled to open in late 1997, one in Beverly Hills, adjacent to the Company's On Canon restaurant and one in Las Vegas in the lobby of Bally's Hotel and Casino. In addition, the Company has an agreement to operate a Cigar kiosk in the Las Vegas Hilton. The Company intends to actively pursue the operation of its existing Grand Havana Room locations and the development of additional GHR and GHHC locations in major cities as its principal business focus.

                  On May 27, 1993, soon after its incorporation, the Company acquired all of the issued and outstanding shares of the capital stock of Love's Enterprises, Inc. ("Love's"), which has been in business since the 1950's. During the quarter ending June 29, 1997, the company owned and operated four Love's restaurants, and is the franchisor of an additional 10 Love's restaurants. In December 1996, the Company adopted a formal plan of discontinuance of its Love's subsidiary. During the quarter, the company sold one Love's restaurant, and a second Love's restaurant is expected to sell in mid to late August 1997. In July 1997, the Company entered escrow to sell the remaining two Company-owned restaurants and domestic franchise rights to a private company controlled by a restaurateur. The only Love's related assets which the Company intends to retain are the international licensing rights to the Love's restaurants.

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

Results of Operations - Three Months Ended June 29, 1997, Compared to Three Months Ended June 30, 1996

                  The Company derives revenues from three principal sources: food and beverage sales, merchandise sales and membership fees. During the quarter ended June 29, 1997, the Company was operating the On Canon Restaurant and three Grand Havana Rooms. During the quarter ended June 29, 1996, the Company was operating the Il Forno Restaurant, the On Canon Restaurant, and one Grand Havana Room. The operation of Love's was discontinued and accordingly, its results of operations for the quarter ended June 29, 1997 and June 30, 1996 are shown under "Discontinued operations" in the accompanying statements of operations.

                  The Company experienced net loss of $(274,108) in the quarter ended June 30, 1996 compared to net income of $200,228 in the quarter ended June 30, 1997. However, without a one-time recognition of a $600,000 territory rights fee for the use of GHR's territorial rights in the Far East, the loss would have been $(399,772) for the quarter ended June 30, 1997. In both years, a significant portion of the negative operating results were due to the corporate overhead required to manage the further expansion of GHR's and GHHC.
Furthermore, in the quarter ended June 29, 1997, the Company charged to operations the opening costs associated with its New York GHR of approximately $166,550.

                  During the three months ended June 29, 1997, the Company recorded revenues of $1,944,258, compared to revenues of $1,286,420 in the quarter ended June 30, 1996, an increase of $657,838. The increase is primarily attributable to increased membership fees of $328,725 due to the operations of GHR's in New York and Washington, D.C. during this quarter and a one-time $600,000 licensing fee for GHR in the far east. The Company had a decrease of revenues from food and beverage sales of approximately $300,000 from the quarter ended June 30, 1996 compared to the quarter ended June 29, 1997 due primarily to the sale of the Il Forno restaurant in September 1996.

                  Company costs and expenses increased from $1,392,779 for the fiscal quarter ended June 30, 1996 to $2,001,655 for the fiscal quarter ended June 29, 1997, or an increase of $608,876. This increase in costs was due primarily to GHR's, higher general and administrative costs and store opening costs associated with the opening and management of GHR and GHHC in Washington DC and New York. Food and beverage costs as a percentage of sales were higher due to the concentration of the Company's efforts on more expensive, service intensive locations such as its On Canon and GHR locations and membership efforts for the two newer GHR's..

Results of Operations -- Nine Months Ended June 29, 1997, Compared to Nine Months Ended June 30, 1996

                  The Company had revenues of $3,776,738 for the nine months ended June 29, 1997, compared to $4,150,784 for the nine months ended June 30, 1996, a decrease of $374,046. This decrease in revenues was due primarily to decreased food and beverage sales as a result of the sale of the Il Forno restaurant, which was sold in September 1996. This decrease was offset by higher licensing and membership fee revenues from the Company's new GHR's.

                  The Company experienced a net loss of $(1,289,282) for the nine months ended June 29, 1997 compared to a net loss of $(563,874) for the nine months ended June 30, 1996, or an increased loss of $725,408. However, without a one-time recognition of $200,000 territory rights fee for the use of Love's trademarks in the Far East, the loss would have been $(763,874) for the nine month period ended June 30, 1996. With a one-time charge of $587,306 for loss on disposal of Love's restaurant, the loss would have been $(701,976) for the nine months ended June 29, 1997. In both years, a significant portion of the negative operating results were due to the corporate overhead required to manage the further expansion of two GHR's and one GHHC and costs associated with opening of new facilities.

                  Company costs and expenses were lower due to fewer stores offset by higher general and administrative costs and store opening costs associated with the opening and management of the newest GHR and GHHC in Washington DC. Food and beverage costs as a percentage of sales were higher due to the concentration of the Company's efforts on more expensive, service intensive locations such as its On Canon and GHR locations versus its lower costing, family oriented Loves restaurants. Other store-level operating expense decreases were in line with decrease in sales and stores.


Liquidity and Capital Resources

                  The Company intends to continue the expansion of its business, primarily through the development and operation of additional Grand Havana Rooms and GHHC's.

                  At March 30, 1997 the Company had borrowed $775,000 in principal amount under its financing agreement with United Leisure Corporation, which amount, together with interest thereon, is due September 30, 1997. See
Note 3 to "Notes to Consolidated Financial Statements." In addition, pursuant to an agreement dated September 10, 1996, United Leisure Corporation has pledged collateral to support a letter of credit required by the Company in the amount of $875,000 which amount the Company is to replace in full by March 1998. The September 10, 1996 agreement also provided that the Company would apply one-half of all its initial membership fees received from members of its New York, New York and Washington D.C. GHR's to replace collateral pledged by ULC. Subsequent to the quarter ended June 29, 1997, ULC and the Company agreed to amend the September 10, 1996 agreement. Pursuant to the amendment, the Company agreed, in consideration for allowing the Company to forego the requirement that it replace collateral out the membership fees it receives from its New York and Washington D.C. GHR's, to grant to ULC or its designee a three-year warrant to purchase 150,000 shares of the common stock of the Company exercisable at the lessor of $0.75 per share or 75% of the average trading price of the common stock for a ten day period prior to the exercise of the warrant. The Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board, President and Chief Executive Officer of United Leisure Corporation.

                  In May 1997, the Company entered into a financing agreement with United Film Distributors, Inc. ("UFD") whereby UFD agreed to provide advances to the Company from time to time. Interest on any amounts bears interest at the rate of prime plus 3% per annum. The full principal amount and accrued interest on any amounts advanced is payable on demand. As of June 29, 1997 the Company had borrowed an aggregate of $337,542 under this financing agreement. The Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board and Chief Executive Officer of UFD.

                  As a result of its expansion activities, the Company's working capital has continually been reduced. At June 29,1997 the Company had cash or cash equivalents of $227,529 and a working capital deficit of ($1,248,120). The Company anticipates that in connection with its development plans during the next 12 months of operations, the Company will require additional funds, which the Company may raise through a private placement of securities, sale of discontinued operations (Love's), collection of accounts receivables on sales of foreign territories (approximately $300,000 is due at June 29, 1997 and is expected to be collected in April 1998) or additional borrowings from affiliates or non-affiliates. In this regard, since the end of its fiscal year ended September 30, 1996 through June 29, 1997 the Company has raised an aggregate of $2,440,550 in proceeds from private placements and exercising of warrants offered in private placements. Although management believes that with its current working capital, the funds to be raised in future private placements of the Company's securities, and the monies to be received from additional initial membership fees at its Grand Havana Rooms, the Company will be able to repay its debts to the United Leisure Corporation and United Film Distributors, operate its present business, and fund the future development of its business for at least the next 12 months, however, there can be no assurance that this will be the case. There can be no assurance that the Company will be able to acquire additional financing, or that if such financing is available, that it will be available to the Company on acceptable terms. The Company's management believes that funds spent on the Company's development activities will accrue to the Company's benefit in future years.

PART II  - OTHER INFORMATION


Item 2.           Changes in Securities

                  In April 1997 the Company sold an aggregate of 270,000 shares of its common stock to a total of 5 investors at a purchase price of $1.50 per share for aggregate proceeds of $405,000.

                  In May 1997 the Company sold an aggregate of 12,500 share of the common stock to 2 investors for aggregate proceeds to the Company of $19,500.

                  In June 1997 the Company sold to one investor 150,000 shares of common stock and warrants to purchase 80,000 share of common stock for aggregate proceeds to the Company of $225,000. Each warrant is exercisable until June 4, 2001 at an exercise price of $1.50 per share of common stock.

                  Each of the forgoing offerings was made directly by the officers and directors of the Company and no underwriting discounts of commissions were paid. Each of the foregoing transactions was exempt pursuant to
Section 4(2) of the Securities Act of 1933, as amended for issuance of securities not involving any public offering.

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

                                                 Grand Havana Enterprises, Inc.


Dated:   August 11, 1997                     By: /s/ Harry Shuster
      ---------------------                      ----------------------
                                                 Harry Shuster,
                                                 Chairman of the Board and Chief
                                                 Executive Officer

Date:    August 11, 1997                     By: /s/ David M. Kane
     ----------------------                      ----------------------
                                                 David M. Kane,
                                                 Chief Financial Officer