Form 10KSB
period 1997-09-28
GRAND HAVANA ENTERPRISES INC
filed 1998-01-12
CIK 909483

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28,1997; or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _____ to ____

Commission File Number 0-24828

                         GRAND HAVANA ENTERPRISES, INC.
           -----------------------------------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

             Delaware                                            95-4428370
---------------------------------                            -------------------
   (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

   1990 Westwood Boulevard, 3rd Floor
       Los Angeles, California                                     90025
----------------------------------------                     -------------------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number:                                   (310) 475-5600

Securities Registered Under Section 12(b) of the Exchange Act:
                                      NONE

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

                      Yes [X]                        No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State Issuer's revenues for its most recent fiscal year - $5,076,967

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of such stock as of January 5, 1998: $3,695,505.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                          Outstanding at December 31, 1997
--------------------------------------          --------------------------------
Common Stock, par value $.01 per share                  11,799,306 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
           No documents are incorporated by reference into this Annual
                             Report on Form 10-KSB.

Transitional Small Business Disclosure Format     Yes [ ]   No [X]
================================================================================
                            Exhibit Index on Page 47

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

          Grand Havana Enterprises, Inc. is engaged in the business of the ownership, operation and development of private membership restaurants and cigar clubs known as "Grand Havana Rooms," and in the ownership, operation and development of retail cigar stores known as "Grand Havana House of Cigars."

          The Company currently owns and operates three Grand Havana Rooms, one in Beverly Hills, California, one in New York, New York and a third in Washington, D.C. In addition, the Company currently owns and operates three Grand Havana House of Cigars locations, one in Beverly Hills, California, one in Las Vegas, Nevada and one in Washington, D.C. In addition, the Company currently owns and operates a restaurant known as "On Canon" in Beverly Hills, California. The Company intends to actively pursue the operation of its existing Grand Havana Room locations and Grand Havana House of Cigars locations, and to develop additional locations of these two establishments in major cities in the United States as its principal business focus.

          The Company was incorporated under the laws of the State of Delaware on April 13, 1993 under the name "United Restaurants, Inc." The Company was originally formed in order to acquire all of the capital stock of Love's Enterprises, Inc. ("Love's"), which company is the franchisor, owner and operator of the Love's restaurant chain. Love's restaurants are mid-priced family-style restaurants which specialize in barbecued pork and beef, with an emphasis on ribs. The Company acquired the stock of Love's in May 1993. In December 1996, due to less than anticipated operating results from the Love's restaurant chain, the Company adopted a plan of discontinuance with respect to the Love's restaurant chain. See "Recent Developments-- Sale of Love's Restaurants and Domestic Franchise Rights."

          The Company's principal executive offices are located at 1990 Westwood Boulevard, 3rd Floor, Los Angeles, California 90025, and its telephone number is
(310) 475-5600. References to the "Company" herein includes Grand Havana Enterprises, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

RECENT DEVELOPMENTS

       Expansion of Grand Havana Rooms and Grand Havana House of Cigars

          During 1997 the Company opened two new Grand Havana Rooms, one in Washington, D.C. which opened in March 1997 and one in New York, New York which opened in May 1997. See "Business-- Grand Havana Rooms." In addition, in 1997 the Company opened three Grand Havana House of Cigars, one in the Bally's Hotel in Las Vegas, Nevada which opened in November, 1997, a second adjacent to the Company's Grand Havana Room in Washington, D.C. which opened in March, 1997, and a third adjacent to the Company's Grand Havana Room in Beverly Hills, California which opened in December, 1997. See "Business-- Grand Havana House of Cigars." In addition, the Company is currently negotiating the lease for a fourth Grand Havana House of Cigars location which location would take the form of a kiosk in the lobby of another major Las Vegas hotel. Further, in May 1997 the Company entered into a Territory Rights Agreement pursuant to which the Company licensed the rights to operate Grand Havana Rooms in certain territories in the Far East. See "Other Operations-- Grand Havana Far Eastern Territory Rights Agreement."

       Sale of Love's Restaurants and Domestic Franchise Rights

          In December 1996 the Company adopted a formal plan of discontinuance of its Love's franchise and restaurant operations. At the time of the adoption of such plan of discontinuance, the Company operated three Company-owned Love's restaurants, one in Beverly Hills, California, one in Westchester, California and a third in San Bernardino, California, and was the franchisor of an additional 10 Love's restaurants. See Item 7. "Financial Statements and Supplementary Data-- Note 3 to Consolidated Financial Statements."

          Since the adoption of the plan of discontinuance for the Love's franchise operations, the Company has taken the actions discussed below to discontinue its Love's operations. The Company is currently negotiating with the landlord of the premises of the Company-owned Westchester, California's Love's restaurant to terminate the lease in consideration for the Company continuing to make the lease payments under the lease for the Westchester Love's restaurant through May 1998 and the payment to the Company by the landlord of a $75,000 termination fee. It is anticipated that the Westchester Love's restaurant will cease operations in January 1998.

          In August, 1997 the Company sold its Company-owned Beverly Hills Love's restaurant for an aggregate purchase price of $120,000, payable $40,000 in cash and $80,000 in a three-year 7% promissory note payable in monthly installments.

          In May 1997 the Company-owned San Bernardino Love's restaurant was sold by the Company to the franchisee of this location in consideration for the franchisee becoming a sublessee for the remainder of the lease term of the premises leased by the Company for this restaurant location.

          During fiscal year 1997 the franchisee of the Love's restaurant located in Lakewood, California, of which restaurant location the Company was the lessor, went into bankruptcy and the Company took over operations of this Love's restaurant.

          The Company is currently negotiating an agreement to sell the remaining domestic assets of its Love's franchise operation, consisting primarily of the Love's Company-owned Lakewood, California restaurant and the franchise rights to nine remaining Love's franchised restaurants. The purchase price for these remaining assets is anticipated to be approximately $200,000 and the Company anticipates that this transaction will close in February 1998, with the full purchase price payable at the closing.

          The only Love's related asset which the Company intends to retain is the international licensing rights to the Love's restaurants. In this regard in August 1994, the Company entered into a Territory Rights Agreement with PT Transpacific Ekagraha, an Asian holding company. The first Love's restaurant to be opened under this agreement will be located in Jakarta, Indonesia, which restaurant is currently scheduled to be open in early 1998. See "Business-- Other Operations-- Love's Far Eastern Territory Rights Agreement."

BUSINESS

       Grand Havana Rooms

          The Company's private membership restaurants and cigar clubs, known as the Grand Havana Rooms, cater primarily to affluent cigar smokers and their guests. The Company's initial Grand Havana Room opened in June, 1995 in Beverly Hills, California, on the second floor in the space above the Company's On Canon restaurant. See "Business-- Other Operations." The Company opened its second Grand Havana Room in Washington, D.C. in March 1997 and its third Grand Havana Room in New York, New York in May 1997.

          The Grand Havana Room concept is to provide a private membership club, including an upscale restaurant, where members can keep their cigars and smoking accessories for use when they are at the Grand Havana Room. Both corporate and individual memberships are sold at the Grand Havana Room, with both corporate and individual members paying a one-time initiation fee and a continuing monthly membership fee thereafter. The Grand Havana Room concept includes the operation of a private smoking lounge, a full bar and an upscale restaurant, as well as the sale of premium cigars and cigar and tobacco accessories. If space permits, a Grand Havana Room may also include other membership activities and services, including a billiards room and screening room. The Company's New York Grand Havana Room currently has a billiards room and a room which the Company may designate in the future as a screening room. The Company intends to add a billiards room to its Beverly Hills Grand Havana Room location in the near future. All of the facilities of the Grand Havana Room, including the bar and restaurant, are only available for use by members and their guests.

          The Company commenced offering its own brand of cigars at its Grand Havana Rooms under the brand names "Grand Havana Reserve" and "Grand Havana Selection" in the summer of 1997. See "Trademarks and Service Marks," below. The Company also offers these cigars at its retail Grand Havana House of Cigars locations and in the future may enter into distribution agreements with respect to the distribution of its brands of cigars to third party wholesalers or retailers. See "Grand Havana House of Cigars." The Company does not manufacture the cigars which use its trade names, but rather the Company orders them directly from a cigar manufacturer and has its brand names applied to such cigars. The Company's brands of cigars do not currently account for a significant portion of the Company's cigar sales.

          Membership at the Company's Grand Havana Rooms is limited to the number which the Company believes is appropriate to the space of the particular Grand Havana Room and the number of humidors maintained by the Company at each Grand Havana Room.

          The Company continues to investigate cites for additional Grand Havana Room locations, although no new sites for such new locations has as yet been identified. There can be no assurance that the Company will be successful in locating additional locations for such Grand Havana Rooms, will be successful in obtaining funding necessary to develop such additional Grand Havana Rooms, or if developed, that such additional Grand Havana Rooms will be operated profitably.

          Beverly Hills Grand Havana Room. The Company's initial Grand Havana Room, which opened in June 1995, is located on the floor above the Company's On Canon Restaurant in Beverly Hills, California. The Company leases its Beverly Hills Grand Havana Room pursuant to a five year lease expiring June 30, 1999, which lease has three five year options to extend, through June 30, 2014. The Company's Beverly Hills Grand Havana Room consists of approximately 3,000 square feet. All available memberships at the Company's Beverly Hills Grand Havana Room have been sold, and there currently exists a waiting list with respect to future members. The Company is currently examining whether to continue operations at its On Canon restaurant location, and should the Company determine to cease these operations, the Company may use the ground floor space of its On
Canon restaurant in order to expand the operations of its Beverly Hills Grand Havana Room. See "Other Operations-- On Canon Restaurant."

          New York Grand Havana Room. The Company's initial New York Grand Havana Room, which opened in May 1997, is located on the 39th floor of 666 Fifth Avenue, New York, New York, in the former location of the well-known restaurant, "Top of the Sixes." Due to the relatively large size of the space leased for the Company's initial New York Grand Havana Room, in addition to a smoking lounge, bar and restaurant, the New York Grand Havana Room also includes a billiards room and there is space which the Company may determine to convert into a screening room in the future. Approximately one-third of the available memberships at the Company's Grand Havana Room in New York have been sold to date. The Company intends to continue to seek new members for its New York Grand Havana Room by "word of mouth" advertising. In addition, the Company has been marketing its New York Grand Havana Room for "event parties." The Company believes that some of those who may attend event parties may determine to become members of the Grand Havana Room. See Item 2. "Description of Property."

          Washington, D.C. Grand Havana Room. The Company's Grand Havana Room in Washington D.C. opened in March 1997 and is located at the lower level of 1220 19th Street, N.W., Washington, D.C. and consists of approximately 8,298 square feet. See Item 2. "Description of Property." Membership at the Washington, D.C. Grand Havana Room has been lower than anticipated, with the Company to date selling approximately one-tenth of available memberships. The Company intends to take actions to try to further promote memberships at its Washington, D.C. Grand Havana Room, such as sponsoring of "event parties"; however, there can be no assurance that the Company's efforts to increase its membership base at its Washington, D.C. Grand Havana Room will be successful, and if these efforts are not successful, the Washington, D.C. Grand Havana Room may not be financially viable for the Company as a continuing operation.

          Grand Havana House of Cigars

          The Company's Grand Havana House of Cigars locations specialize in premium cigars, cigar accessories and related merchandise. In the summer of 1997, the Company commenced offering its own brands of cigars, which are named "Grand Havana Selection" and "Grand Havana Reserve," at its Grand Havana House of Cigars retail locations. The Company's brand of cigars have only recently been introduced and as yet do not account for a significant portion of the sales of cigars by the Company.

          The Company opened its first Grand Havana House of Cigars adjacent to its Washington D.C. Grand Havana Room in March 1997. A second Grand Havana House of Cigars was opened in the lobby of the Bally's Hotel in Las Vegas, Nevada in November 1997 and a third Grand Havana House of Cigars was opened adjacent to the Company's On Canon Restaurant (on the floor below the Company's Grand Havana
Room), in Beverly Hills, California in December 1997. In addition, the Company is currently negotiating a lease for a cigar kiosk to be located in the lobby of another major Las Vegas hotel.

          The Company intends to actively pursue the development of additional Grand Havana House of Cigar locations in other major U.S. cities, although no additional sites for such new locations has as yet been identified other than as discussed herein.

          Marketing and Promotion. The Company's Grand Havana Rooms are private membership clubs. The Company intends to promote the clubs primarily through direct targeting of select individuals by the Company's officers and employees, by word-of-mouth advertising by existing members and by hosting "event parties" through which to introduce prospective new members to the clubs' facilities; however, if direct member personal solicitations, "word-of-mouth" advertising and event parties are insufficient to sell memberships, the Company may find it necessary to engage in advertising or other promotional activities to attract members to its Grand Havana Rooms. Because the advertisement of tobacco products is heavily regulated, there could be significant restrictions on the Company's ability to advertise its Grand Havana Rooms, which could have a material adverse effect on the operations of the Company's Grand Havana Rooms. See "Government Regulation," below.

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

          Love's restaurants are mid-priced family-style restaurants which specialize in barbecued pork and beef, primarily ribs. Each Love's restaurant has a liquor license. Each of the franchised restaurants is owned and operated by an independent franchisee under a Franchise Agreement pursuant to which a royalty is paid to Love's.

          In December 1996 the Company adopted a formal plan of discontinuance of its Love's restaurants operations. At the time of the adoption of such plan of discontinuance, the Company operated three Company-owned Love's restaurants, one in Beverly Hills, California, one in Westchester, California and a third in San Bernardino, California, and was the franchisor of an additional 10 Love's restaurants.

          Since the adoption of the plan of discontinuance for the Love's restaurants, the Company has taken various actions to discontinue its Love's operations. The final domestic assets of the Love's restaurants, consisting primarily of one Company-owned location in Lakewood California and rights under the franchise agreements for nine Love's restaurants are currently scheduled to be sold in February 1998 for an aggregate purchase price of approximately $200,000. See "Recent Developments- - Sale of Love's Restaurants and Domestic Franchise Rights."

          The only Love's related asset which the Company intends to retain is the international licensing rights to the Love's restaurants. In this regard in August 1994, the Company entered into a Territory Rights Agreement with PT Transpacific Ekagraha, an Asian holding company. The first

Love's restaurant to be opened under this agreement will be located in Jakarta, Indonesia, which restaurant is currently scheduled to be open in early 1998. See "Business-- Other Operations-- Love's Far Eastern Territory Rights Agreement."

OTHER OPERATIONS

          On Canon. The Company's On Canon restaurant opened in April 1995 on Canon Drive in Beverly Hills, California. On Canon offers a light Italian menu featuring pizza, pasta and other Italian favorites. On Canon is open for lunch and dinner each day and the ambiance is designed to be "elegantly casual" and "social" with a modern, sporty look. The Company is currently examining whether to cease operations of its On Canon restaurant. If the Company should determine to cease operations of this restaurant, the Company would likely use the restaurant space to expand the operations of its Beverly Hills Grand Havana Room, which is located on the floor above the Company's On Canon restaurant.

       Grand Havana Far Eastern Territory Rights Agreement. The Company entered into an agreement in May 1997 with Grand Havana Room (Asia) Holding Hong Kong ("Grand Havana Asia"), pursuant to which the Company has granted to Grand Havana Asia certain exclusive territories in the far east, including Hong Kong, Taiwan, Singapore, Thailand, Japan, Korea, the Philippines and China, in which Grand Havana Asia can open and operate Grand Havana Rooms for a term of 75 years. Grand Havana Asia agreed to pay the Company, for the exclusive right to use the name Grand Havana Room in the territory, a non-refundable territorial fee of $600,000, of which $300,000 was paid upon execution of the agreement and the balance of $300,000 is payable on the earlier of the opening of the initial Grand Havana Room in Hong Kong or April 30, 1998. The Company is required to provide comprehensive development and training services in connection with the opening of the first and all subsequent Grand Havana Rooms in the territories. In return for such services, the Company would receive 25% of the initial membership fees paid by members of the Hong Kong Grand Havana Room and 15% of the initial membership fees paid with respect to any other Grand Havana Rooms opened pursuant to the agreement. Further, the Company would be entitled to receive 6% of the monthly gross revenues from each Grand Havana Room opened pursuant to this agreement. Pursuant to the agreement the Company is to open the Grand Havana Room in Hong Kong within one year after the execution of the agreement and a total of at least nine Grand Havana Rooms within five years following the execution of the agreement. Given the recent decline in the Asian economy, there can be no assurance that any or all of the obligations of Grand Havana Asia under this agreement will be satisfied or that any Grand Havana Rooms will be opened in Asia.

       Love's Far Eastern Territory Rights Agreement. In August 1994, the Company entered into a Territory Rights Agreement with PT Transpacific Ekagraha, an Asian holding company, which engages in a number of businesses, including banking and the restaurant development business. Under the Territory Rights Agreement, the territory rights holder has committed to construct at least eight Love's Restaurants in portions of Asia, including Mainland China, Hong Kong, Indonesia, Singapore, Malaysia and Republic of China-Taiwan. The Territory Rights Agreement provides for additional payments to Love's upon the opening of each restaurant and for continuing royalties ranging from 5%-8.75% of gross sales. Love's is to provide certain training, management and other services during the term of the Territory Rights Agreement. It is expected that the initial restaurant to be opened under the Territory Rights Agreement will open in Jakarta, Indonesia in early 1998. Given the recent decline in the Asian economy, there can be no assurance that any or all of the obligations of PT Transpacific Ekagraha under this agreement will be satisfied or that any Love's restaurants will be opened in Asia pursuant to this agreement.

       Il Forno Restaurant. On June 20, 1994 the Company acquired 85% of the capital stock of Il Forno, Inc., which corporation owns and operates an Italian-style restaurant located in Santa Monica, California. On September 20, 1996, due to less than anticipated operating results, the Company sold its 85% interest in Il Forno back to the minority stockholders, resulting in a loss to the Company of approximately $600,000. See Item 7. "Financial Statements and Supplementary Data-- Note 4 to Consolidated Financial Statements."

TRADEMARKS AND SERVICE MARKS

       The Company has registered various service marks or trademarks with the United States Patent and Trademark Office on the Principal Register, including "Love's", "Love's Wood Pit Barbecue" and "Love's Express." In addition, the Company has registered the service marks "Grand Havana Room," and "Grand Havana House of Cigars," and the trademarks "Grand Havana Selection" and "Grand Havana Reserve." The Company has also registered the service mark "On Canon." The Company regards its service marks and trademarks as having significant value and being an important factor in the marketing of its restaurants and cigar clubs as well as its Grand Havana House of Cigar locations. The Company currently uses the "Grand Havana Selection" and "Grand Havana Reserve" trademarks on its own brand of cigars. See "Business-- Grand Havana House of Cigars." The Company also uses its Grand Havana Room service marks on T-shirts, hats and golf balls and other similar products in order to generate additional revenues. The Company's policy is to pursue registrations of its marks wherever possible and to oppose vigorously any infringement of its marks. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business.

GOVERNMENT REGULATION

       California Smoke-Free Workplace Act of 1994. In 1994 the California legislature enacted the California Smokefree Workplace Act of 1994 which prohibits smoking in enclosed spaces at places of employment with certain exceptions. Since the inception of the Company's Beverly Hills Grand Havana Room, the Company has relied upon an exemption in the law that expressly exempts from its coverage retail tobacco shops and private smoker's lounges. Although the Company believes it is justified in relying on the "private smoker's lounge" exemption, if it should be determined in the future that the Company is not a "private smoker's lounge," but rather a restaurant or a bar to which the California Smoke-Free Workplace Act of 1994 were applicable, this would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if other states in which the Company has Grand Havana Room and Grand Havana House of Cigar locations should enact legislation similar to the legislation adopted in California, and the Company were unable to qualify under an exemption with respect to any such legislation, this could have a material adverse effect on the Company's business, financial condition and results of operations.

       Tobacco Industry Regulation- General. Cigars and other tobacco products are subject to regulation in the United States at the federal, state and local levels. Together with changing public attitudes towards smoking, a constant expansion of smoking regulations since the early 1970's has been a major cause of the overall decline in consumption of tobacco products, although cigar consumption has increased since 1993. Moreover, the trend is toward increasing regulation in the tobacco industry.

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

       The majority of states, including California, restrict or prohibit smoking in certain pubic places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. Although the Company believes that because it offers a private membership club it will be exempt from future regulations that might further prohibit smoking, if regulations should be enacted which would in any way limit or prohibit the smoking of cigars in the Company's Grand Havana Rooms this would have a material adverse effect on the business of the Company. See "New California Anti-Smoking Legislation."

       Cigars and pipe tobacco have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. Enactment of significant increases in or new federal, state or local excise taxes may result in significantly increasing the price of cigars which could result in decreased sales of cigars at the Company's Grand Havana Rooms and Grand Havana House of Cigar locations, and a decrease in the number of persons who smoke cigars which could cause a reduction in memberships at the Grand Havana Rooms.

       A variety of bills relating to tobacco issues have been introduced in the Congress of the United States in recent years, including bills that would have
(i) prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; and (iii) shifting regulatory control of tobacco products and advertisements from the U.S. Federal Trade Commission to the U.S. Food and Drug Administration. There can be no assurance as to the ultimate content, timing or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body, and there can be no assurance that any such legislation or regulation would have a material adverse affect on the Company's business.

       Restaurant and Alcohol Regulation. The Company's restaurants, including the restaurants in the Company's Grand Havana Rooms, are subject to numerous federal, state and local laws regulating their business, including health, sanitation, safety standards, alcoholic beverage control and fire regulations. The development and construction of additional restaurants, including those within the Company's Grand Havana Rooms, will be subject to compliance with applicable zoning, land use and environmental regulations. Each of the Love's restaurants, the On Canon restaurant, and its Grand Havana Rooms, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. The failure of a restaurant to obtain or retain liquor or food service licenses could have a material adverse effect on its operations. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area including any new Grand Havana Rooms which may be developed by the Company in the future. However, management believes the Company is currently in compliance in all material respects with all relevant regulations, and the Company has never experienced abnormal difficulties or delays in obtaining the required licenses or approvals.

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

COMPETITION

          The Company's Grand Havana Rooms compete with other clubs that offer private memberships as well as with other restaurants, bars, smoking lounges and other establishments which are open to the public and at which cigar smoking is permitted. The Company believes that by continuing its policy of catering to affluent clientele, it will be able to compete effectively with other private membership clubs that may have a broader base membership as well as with other bars and restaurants that are open to the public and permit the smoking of cigars. Many of the Grand Havana

Rooms' competitors have substantially greater financial, marketing, personnel and other resources than the Company, and the Company believes its ability to compete effectively will continue to depend on its ability to offer an exclusive membership club that caters to affluent cigar smokers and offers a high quality distinctive restaurant, smoking lounge and bar. Additionally, the restaurant business is often affected by changes in consumer taste and discretionary spending priorities, economic conditions, demographic trends, traffic patterns and employee availability. Any change in these factors could adversely affect the Company. The Company believes that the ability of the Company's restaurants located in its Grand Havana Rooms to compete effectively will continue to depend on its ability to offer high quality food in a full-service, distinctive dining environment.

          The Company's Grand Havana House of Cigar locations will compete with other retail cigar stores as well as with other businesses and entities which sell cigars and cigar related products, such as supermarkets and liquor stores. Many of these competitors have substantially greater financial, marketing, personnel and other resources than the Company, and the Company believes that its ability to compete effectively will depend on establishing prime locations for its retail cigar stores and carrying the brands of premium cigars which are in demand.

EMPLOYEES

          As of December 31, 1997, the Company had 184 employees, including 52 full-time and 132 part-time employees. Harry Shuster, the Company's Chairman of the Board, President and Chief Executive Officer is engaged by the Company as an independent consultant. See Item 10, "Executive Compensation--Consulting and Employment Agreements." None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.   DESCRIPTION OF PROPERTY.

          The Company owns no real property, but rather leases all of the facilities which it uses. The Company has a five-year lease expiring June 30, 1999, which lease has three five-year options to extend, through June 30, 2014, for its "On Canon" restaurant location, Grand Havana Room and Grand Havana House of Cigars in Beverly Hills, California. The aggregate monthly rental under the lease for these premises is currently $17,344.

          The Company's New York Grand Havana Room is located on the 39th floor of 666 Fifth Avenue, New York, New York. The New York lease is for a term of fifteen years expiring September 30, 2011. Annual rental under the New York lease in its initial five years is $658,880 per annum, payable in equal monthly installments. The Company commenced making monthly rental payments under this lease in March 1997. In addition to this rental, the Company will pay as additional rental under the New York lease an amount equal to 6.5% of the gross sales from its New York Grand Havana Room in excess of $10,136,600 in any lease year. The New York lease consists of approximately 16,472 square feet. See Item
1. "Description of Business-- Grand Havana Rooms."

          The lease for the Company's Grand Havana Room and Grand Havana House of Cigars in Washington D.C., is for a term of fifteen and one-half years expiring in February, 2012 (the "Washington Lease"). Annual rental under the Washington Lease is $170,000 per annum, payable in equal monthly installments. The Company commenced making rental payments under this lease in March 1997. The Washington D.C. Lease is for premises at the lower level of 1220 19th Street, N.W., Washington, D.C. and consists of approximately 8,298 square feet.

          The Company rents the approximately 400 square feet of space for its Grand Havana House of Cigars in the Bally's Hotel in Las Vegas, Nevada pursuant to a seven year lease. Rental under the lease is $60,000 per year during the initial year of the lease and thereafter the greater of $60,000 or the applicable annual "percentage rent." The "percentage rent" is calculated as (i) ten percent of gross sales up to $1,000,000 per year, (ii) 11% of gross sales from $1,000,000 to $1,500,000 per year, (iii) 12% of gross sales from $1,500,000 to $2,000,000 and (iv) 13% of gross sales in excess of $2,000,000 per lease year. In addition, upon the Company taking possession of the premises, the Company delivered to the landlord under the lease $50,000 as "key money" in consideration for the landlord entering into the lease agreement and completing certain work on the leased premises. See Item 1. "Description of Business-- Grand Havana House of Cigars."

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

          Until the closing of the sale of the remaining Love's Company-owned location and nine franchised locations, which sale is anticipated to close in early February 1998, the Company will remain the lessee under certain franchised, subleased and Company-owned Love's locations. The leases are generally "triple net" leases, obligating the Company, as tenant, to be responsible for taxes, utilities and insurance. In the subleases which the Company enters into with its franchisees, the Company passes on the "triple net" obligations to such franchisees, and receives specified percentages of such sublessees' sales of food, liquor and other items.

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

ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to any pending material legal proceeding, other than routine litigation that is incidental to its business or is covered by insurance.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted during the fourth quarter of the fiscal year ended September 28 1997, to a vote of security holders of the Company through the solicitation of proxies, or otherwise. On October 7, 1997, the Board of Directors of the Company approved and recommended that the Company's Certificate of Amendment be amended to increase the number of authorized shares of Common Stock of the Company from 22,000,000 to 50,000,000 (the "Amendment"). On October 7, 1997 the holders of more than a majority of the issued and outstanding shares of Common Stock executed a Written Consent to Corporate Action pursuant to which such holders approved the

Amendment. The Company did not solicit proxies with respect to the taking of such action by written consent. An Information Statement with respect to the Amendment was mailed to all of the stockholders of the Company on or about November 20, 1997. The Amendment became effective upon the filing of such Amendment with the Secretary of State of Delaware on December 12, 1997.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Common Stock, par value $.01 per share, of the Company has been traded on The Nasdaq Stock Market's Small Cap Market ("Nasdaq") since April 12, 1994, the effective date of the Company's initial public offering. Prior to that date, there was no public market for the Company's securities. The Company's common stock has been traded under the symbol "PUFF" since March 1997 and prior to that was traded under the symbol "UNIR." In its initial public offering, the Company sold a total of 2,012,000 Units, each Unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant. Each of the Class A Warrants and the Class B Warrants entitles the holders thereof to purchase one share of the Company's Common Stock at exercise prices of $4.80 and $5.60 per share, respectively. In addition to the market for the Company's Common Stock, as to which certain information is provided below, the Company's Class A Warrants and Class B Warrants are also traded on Nasdaq.

       The following table sets forth, for the Company's fiscal quarters indicated, the high and low bid prices of the Common Stock in The Nasdaq Stock Market's Small Cap Market, as reported to the Company in monthly Reports from
Nasdaq:

                                                  Reported
                                                 Bid Prices
                                             -----------------
                                             High          Low
       1996
         1st Quarter                         3-3/8         1
         2nd Quarter                         2-1/8         15/16
         3rd Quarter                         2-3/16        1-1/4
         4th Quarter                         1-11/16       7/8

       1997
         1st Quarter                         2             1
         2nd Quarter                         3-3/4         1-3/4
         3rd Quarter                         3             1-1/2
         4th Quarter                         2             1

          The above quotations represent prices between dealers, do not include retail mark-up, markdown or commission and do not necessarily represent actual transactions.

          There were approximately 71 record holders of the Common Stock of the Company as of December 1, 1997.

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

       Changes in Securities

          In July 1997 the Company issued a 3-year warrant to Westminster Capital, Inc. to purchase 150,000 shares of common stock of the Company exercisable at the lesser of $.75 per share or 75% of the average trading price ten trading days prior to exercise. This Warrant was issued to Westminster Capital, Inc. as designee of United Leisure Corporation pursuant to an Amendment to Financing Agreement dated July 15, 1997 between the Company and United Leisure Corporation. See Item 12.
"Certain Relationships and Related Transactions."

          Also in July 1997 the Company issued 100,000 shares of its common stock to the law firm of Richman, Lawrence, Mann, Greene, Chizever & Phillips in consideration for legal services rendered.

          In September 1997 the Company agreed to issue 50,000 shares of its common stock to an investor relations consultant in consideration for services performed by such consultant.

          Each of the foregoing issuances was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid. Each of the foregoing transactions was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, for issuance of shares not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General

          Grand Havana Enterprises, Inc. is engaged in the business of the ownership, operation and development of private membership restaurants and cigar clubs known as "Grand Havana Rooms," and in the ownership, operation and development of retail cigar stores known as "Grand Havana House of Cigars."

          The Company currently owns and operates three Grand Havana Rooms, one in Beverly Hills, California which opened in June 1995, one in Washington, D.C. which opened in March 1997 and a third in New York, New York which opened in May 1997. In addition, the Company currently owns and operates three Grand Havana House of Cigars locations, one in Beverly Hills, California which opened in December, 1997, one in Washington D.C. which opened in March 1997 and one is Las Vegas, Nevada which opened in November, 1997. The Company intends to actively pursue the operation of its existing Grand Havana Room locations and Grand Havana House of Cigars locations, and to develop additional locations of these two establishments in major cities in the United States as its principal business focus. The Company also operated its On Canon restaurant during the fiscal years ended September 30, 1996 and September 28, 1997 and its Il Forno restaurant during the fiscal year ended September 30, 1996. See "Business-- Other Operations."

The Company was incorporated under the laws of the State of Delaware on April 13, 1993. The Company was originally formed in order to acquire all of the capital stock of Love's Enterprises, Inc. ("Love's"), which company was the franchisor owner and operator of the Love's restaurant chain. Love's restaurants are mid-priced family-style restaurants which specialize in barbecued pork and beef, with an emphasis on ribs. The Company acquired the stock of Love's in May 1993. In December 1996, due to less than anticipated operating results from the Love's restaurant chain, the Company adopted a plan of discontinuance with respect to the Love's restaurant chain. See "Recent Developments-- Sale of Love's Restaurants and Domestic Franchise Rights."

          Management of the Company expects that during the membership drive for its new New York and Washington D.C. Grand Havana Rooms, and during the period it is working on the development of additional Grand Havana Rooms and Grand Havana House of Cigars locations, the Company will continue to experience consolidated losses, until such time as there are enough profitable Grand Havana Rooms and Grand Havana House of Cigars locations developed to absorb the increased expenses and overhead; however, there can be no assurance that such cigar clubs and retail cigar stores will be profitable in the future. The Company has experienced operating losses since its inception with net losses of $1,468,044 and $3,795,909 for the fiscal years ended September 30, 1996 and September 28, 1997, respectively.

          To the extent that any of the statements contained herein relating to the Company's business, including its development plans with respect to its Grand Havana Rooms and Grand Havana House of Cigars locations, contain forward-looking statements, such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forwarded-looking statements, including risks and uncertainties associated with the costs of the development of new Grand Havana Room and Grand Havana House of Cigars locations, the timing of the proposed developments, compliance with regulatory requirements and the Company's ability to sell memberships in its New York, New York and Washington, D.C. locations. In addition to these risks, other important factors that could cause the Company's results of operations to differ materially from those anticipated by management include a decline in public consumption of cigars and other tobacco products and significant increases in excise taxes which could substantially increase the price of cigars.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED SEPTEMBER 28, 1997, COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

       The Company derives revenues from five principal sources: food and beverage sales, franchise royalties, sublease income, merchandise sales and membership fees. During its fiscal year ended September 28, 1997 the Company had revenues of $5,076,967 compared to revenues of $5,262,790 for its fiscal year ended September 30, 1996, a decrease of $185,823 or approximately 3.5%. The decrease in revenues is primarily due to decreases in food and beverage sales, from $3,984,246 in the fiscal year ended September 30, 1996 to $2,820,785 in the fiscal year ended September 28, 1997 or $1,163,461 or approximately 29.2%. The above-mentioned decreases were offset by increases in membership revenues from $649,608 in the fiscal year ended September 30, 1996 to $1,186,591 in the fiscal year ended September 28, 1997 or $536,983 or 82.7%, and an increase in territorial fees from $200,000 in the fiscal year ended September 30, 1996 to $600,000 in the fiscal year ended September 28, 1997.

       The decrease in food and beverage sales was mainly due to the Company's sale late in fiscal year 1996 of the IL Forno restaurant and decreased sales at the On Canon Restaurant. These decreases were offset in part by a new revenue source created by the opening of the two new Grand Havana Rooms during the fiscal year ended September 28, 1997. The Company's former Il Forno restaurant, which was sold in late September 1996, had $933,783 of food and beverage sales in the fiscal year ended September 30, 1996 and no revenue in 1997. Food and beverage sales were lower at the Company's On Canon restaurant during the fiscal year ended September 28, 1997, with $2,217,070 in food and beverage revenue for fiscal year 1996 as compared to $1,606,837 in food and beverage sales in the fiscal year ended September 28, 1997 or a decrease of $610,233 or approximately 27.5%. This decrease was due primarily to changes in restaurant and kitchen management throughout the fiscal year ended September 28, 1997 and the competition faced by the Company in the highly competitive Beverly Hills restaurant community. Food and beverage sales at the two new Grand Havana Rooms in New York and Washington D.C. were approximately $253,000 for four months of operations and $84,000 for eight months of operations, respectively. Food and beverage sales at the Beverly Hills Grand Havana Room were similar in fiscal years 1996 and 1997. The increase in territorial fees of $400,000 is due to a one-time fee for the development of certain international rights of Love's in fiscal year 1996, as compared with $600,000 in revenue in the fiscal year ended September 28, 1997 from the sale of territorial rights of the Grand Havana Rooms in nine Asian countries. The increase in membership revenue, from $649,608 in the fiscal year ended September 30, 1996 to $1,186,591 for the fiscal year ended September 28, 1997, is due primarily to initial membership fees recognized for new members joining the two new Grand Havana Rooms in New York and Washington, D.C. with membership revenue of approximately $477,000 and $94,000, respectively.

       Total costs and expenses of the Company increased from $5,967,516 for the fiscal year ended September 30, 1996 to $8,088,534 for the fiscal year ended September 28, 1997, an increase of $2,121,018 or 35.5%. The increase is mainly due to increased occupancy and other costs, increased pre-opening costs and increase labor due to the two new Grand Havana Rooms in Washington, D.C. and New York, New York which opened during fiscal year 1997 which increase in costs was offset by lower food and beverage costs.

       Occupancy and other costs increased during fiscal year 1997 due to additional rents for the new Grand Havana Rooms, additional utilities, increased professional fees, reserve for doubtful accounts and travel costs. The New York and Washington D.C. Grand Havana Rooms rents were $660,000 and $168,000, respectively for the fiscal year ended September 30, 1997. There was no rent expense for these two facilities in the fiscal year ended September 30, 1996. Utilities increased from $112,000 in the fiscal year ended September 30, 1996 to approximately $207,000 in the fiscal year ended September 28, 1997, an increase of $95,000 or 84.8% due to the two new Grand Havana Rooms. Professional fees increased from approximately $59,000 in 1996 to $185,000 in 1997, or an increase of $126,000 or 213.6%. The increase in professional fees is mainly due to a consulting agreement whereby an unrelated consultant agreed to provide marketing services to the Company. The increase in reserve for doubtful accounts is due primarily to the Company's $300,000 receivable from an Asian company and deteriorating economic conditions in Asia.

       Travel costs increased from approximately $20,000 in the fiscal year ended September 30, 1996 to $85,000 for the fiscal year ended September 28, 1997, or $65,000. The increased travel costs related primarily to the Company personnel commuting to New York and Washington D.C. during the construction and opening of these two new Grand Havana Rooms.

       The Company incurred pre-opening costs of $488,492 in the fiscal year ended September 28, 1997, and no pre-opening costs in the fiscal year ended September 30, 1996. The pre-opening costs include the costs associated with the opening of New York and Washington D.C. Grand Havana Rooms. No Grand Havana Rooms opened during the fiscal year ended September 30, 1996, thus no costs were incurred.

       Direct labor and benefits increased in the fiscal year ended September 28, 1997 due primarily to the opening of the two new Grand Havana Rooms which increase was offset in part by lower costs due to the sale of the Company's interest in Il Forno. Direct labor and benefits in the New York Grand Havana Room and the Washington, D.C. Grand Havana Room were $276,930 and $196,360 in the fiscal year ended September 28, 1997 and the fiscal year ended September 30, 1996, respectively. This increase was offset by no labor and benefits costs for IL Forno, which was sold in the fiscal year ended September 30, 1996. The labor and benefit costs incurred at Il Forno in 1996 were $393,507.

       Cost of sales of food, beverages and merchandise were lower in fiscal year 1997 due to no costs for these items at Il Forno in the fiscal year ended September 28, 1997 and decreased costs for these items at On Canon and the Grand Havana Room in Beverly Hills. These decreased costs were offset, in part, by increased costs at the two new Grand Havana Rooms. Il Forno was sold in September 1996 and incurred costs of $393,507 in fiscal year 1996 compared with no costs incurred in fiscal year 1997. On Canon had costs of sales of $636,605 in fiscal year 1996 compared with $586,164 in the fiscal year ended September 28, 1997, a decrease of $50,441 or 7.9%. The Grand Havana Room in Beverly Hills had costs of approximately $572,000 in 1996 compared with $494,623 in the fiscal year ended September 28, 1997, or a decrease of $77,377, or approximately 13.5%. This decrease correlates to a similar decrease in food, beverage and merchandise sales at the Grand Havana Room, Beverly Hills. Costs incurred at the Grand Havana Rooms in New York and Washington, D.C. during the fiscal year ended September 28, 1997 were approximately $168,000 and $136,000, respectively compared with no costs incurred for these items in the fiscal year ended September 30, 1996.

       The Company's loss from continuing operations increased from $(1,259,787) in the fiscal year ended September 30, 1996 to $(3,259,817) in the fiscal year ended September 28, 1997, or an increase in loss from continuing operations of $2,000,030. This increase in loss was due primarily to the start-up and overhead costs associated with the construction of the Company's New York and Washington D.C. Grand Havana Rooms and losses at the Company's On Canon restaurant. Loss from operations of the New York and Washington D.C. Grand Havana Rooms was approximately $820,000 and $814,000, respectively during fiscal year 1997. This loss was due to the start-up of these two clubs. On Canon generated net income from operations of approximately $23,000 in the fiscal year ended September 30, 1996 compared to incurring a net loss of $431,000 in the fiscal year ended September 28, 1997. This loss was attributable to an erosion of sales from increased competition in Beverly Hills without a corresponding decrease in costs. The net loss increased from ($1,468,044) or $0.23 per share in the fiscal year ended September 30, 1996 to $(3,795,909) or $0.46 per share for the fiscal year ended September 28, 1997. This increased loss was due primarily to a provision of $441,283 for the disposal of Love's and additional interest expense incurred for interest bearing debt.

LIQUIDITY AND CAPITAL RESOURCES

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

       As a result of its expansion activities, the Company had spent most of the proceeds from its initial public offering prior to its fiscal year ended September 30, 1996. Accordingly, in order to continue with its expansion plans with respect to its Grand Havana Rooms and Grand Havana House of Cigar locations, the Company raised an aggregate of approximately $4,009,500 in gross proceeds through various private placements of its securities (common stock and warrants to purchase shares of its common stock) during its fiscal year ended September 28, 1997. In addition, warrants to purchase shares of the Company's common stock were exercised during the fiscal year ended September 28, 1997 for aggregate gross proceeds to the Company from such warrant exercises of approximately $575,000. Substantially all of the funds raised in these private placements and warrant exercises, as well as funds loaned by entities affiliated with the Company, as discussed below, have been spent by the Company in connection with the development of the Company's new Grand Havana Rooms and Grand Havana House of Cigar locations, as well as for general working capital purposes and repayment of indebtedness. At September 28, 1997 the Company had cash or cash equivalents of $879,461.

       At September 28, 1997 the Company owed an aggregate of $775,000 in principal amount to United Leisure Corporation pursuant to a financing agreement dated as of February 12, 1997. All principal plus unaccrued interest thereon is due on or before September 30, 1998. Subsequent to the fiscal year ended September 28, 1997, $75,000 of the principal amount was repaid on this loan. In addition, as of September 28, 1997, an aggregate of $707,000 had been advanced to the Company under a financing agreement with United Film Distributors, Inc., the full amount of which, together with all accrued but unpaid interest thereon, is due and payable upon demand, which demand may not be made prior to September 30, 1998. Subsequent to September 28, 1997, the Company repaid an aggregate of $200,000 in principal amount of this loan. In addition, subsequent to the fiscal year ended September 28, 1997, the Company replaced in full the $875,000 in collateral that had previously been pledged by United Leisure Corporation on behalf of the Company to support a letter of credit. See Item 12. "Certain Relationship and Related Transactions,: and Item 7 "Financial Statements and Supplementary Information-- Note 13 to Notes to Consolidated Financial Statements."

       The Company intends to continue the expansion of its business, primarily through the development and operation of additional Grand Havana Rooms and Grand Havana House of Cigar locations.

       The Company anticipates that in connection with continuing the operation of its currently operational Grand Havana Rooms and Grand Havana House of Cigars as well as its future development plans with respect to its Grand Havana Rooms and Grand Havana House of Cigars it will need additional working capital during the next 12 months. In fiscal year 1997 the Company's New York Grand Havana Room and Beverly Hills Grand Havana Room had losses of approximately $820,000 for four months of operations and $814,000 for eight months of operations, respectively, and the Company anticipates that it will continue to incur substantial future losses from these two Grand Havana Rooms until substantially more memberships are sold in each of these clubs. In addition, the Company has experienced losses from the operation of its On Canon restaurant in the fiscal year ended September 28, 1997 and is currently examining whether to continue operations at its On Canon restaurant location, and should the Company determine to cease these operations, the Company may convert the space into additional room for its Beverly Hills Grand Havana Room.

          In order to raise additional capital to fund its existing operations and to develop future Grand Havana Rooms and Grand Havana House of Cigar locations, the Company intends to continue to seek to sell its securities in private placements, and anticipates that it will seek to raise an additional $3,000,000 through the sale of its securities (and/or through the exercise of outstanding warrants to purchase its securities) in the next twelve month period. Due to the fact that the trading price of the Company's common stock has fallen during recent months, there can be no assurance that the Company will be able to sell its securities in private placements on terms that are acceptable to the Company. In addition, the Company does not currently meet the new listing standards for maintenance of the Company's securities on Nasdaq's SmallCap Market, which new standards will become effective in late February 1998. Although the Company intends to seek to comply with the new maintenance criteria for continued listing of its securities on the Nasdaq SmallCap Market, and believes it will be able to do so, if the Company should be unable to meet these criteria, it is possible that its securities could be de-listed from the Nasdaq SmallCap Market, which might result in the Company having difficulty in placing its securities with prospective investors.

          If the Company is unable to raise additional funds through the private placement of its securities it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if available, that it will be available on terms acceptable to the Company. If the Company is unable to place securities or obtain financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such options as selling or pledging portions of its assets in order to meet such obligations.

       Management does not expect that inflation will adversely affect the Company's existing or planned operations in the future unless it increases significantly over current levels.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The Financial Statements of the Company are submitted as a separate section of this Form 10-KSB commencing on page F-1 immediately following Part IV of this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                            PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

       The following table sets forth certain information with respect to the Company's Directors and executive officers as of December 31, 1996.

                                                      Positions Currently Held
       Name               Age                             With the Company
       ----               ---                         ------------------------
Harry Shuster             62                     Chairman of the Board, President and Chief
                                                   Executive Officer, Chief Financial
                                                   Officer and a Director

Harvey Bibicoff           58                     Director

Stanley Shuster           37                     Executive Vice President and Director

Steven T. Ousdahl         51                     Vice President -- Administration

       Harry Shuster, the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, as well as one of the original promoters of the Company and a control person of the Company, has been engaged in managing the affairs of the Company in his current positions since the inception of the Company in 1993. During the period from 1986 through March 1990, Mr. Shuster and members of his family owned Love's (which was acquired by the Company in May
1993), during which time he acted as the Chairman of the Board and Chief Executive Officer of Love's. Mr. Shuster is and has been for more than five years Chairman of the Board, President and Chief Executive Officer of and a Director of United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure"). Mr. Shuster also serves as the Chairman of the Board of United Film Distributors, Inc. (formerly known as HIT Entertainment, Inc.), an independent motion picture production company in Los Angeles, California which currently has a registration statement on file with the Securities and Exchange Commission with respect to an initial public offering of its securities. See Item 10, "Executive Compensation--Consulting and Employment Agreements".

          United Leisure Corporation's primary operating subsidiary, Lion Country Safari, Inc.--California, of which Mr. Shuster is the president and chief executive officer, has been engaged in protracted and difficult litigation with its landlord, The Irvine Company, since 1986. In connection with this litigation, as a strategic matter, the Board of Directors of United Leisure determined that it would be in the best interest of its stockholders to place such subsidiary under the jurisdiction of the United States Bankruptcy Court by filing a petition for reorganization. The petition was filed on July 23, 1990. The trial related to this litigation commenced on October 1, 1993, and resulted in a jury verdict in favor of the United Leisure subsidiary in the approximate amount of $42,000,000. After the jury verdict was rendered, United Leisure's landlord brought a motion for a new trial and the court granted the Landlord's motion. United Leisure appealed this order. The appeal was argued in late November 1997 and the judge has taken this matter under submission. After the initial jury verdict was rendered in favor of United Leisure, a motion was filed for the dismissal of the subsidiary's petition for reorganization, which was granted by the Bankruptcy Court.

       Harvey Bibicoff has served as Chairman of the Board of Directors and as a director of Harmony Holdings, Inc., a publicly held producer of commercials, since August 1991. Mr. Bibicoff served as the Chairman of the Board, Chief Financial Officer, Secretary and as a director of Ventura Entertainment Group Ltd. ("Ventura") from May 1988 through April 1995. From 1989 until March 1995, he served as an officer and a director of The Producers Entertainment Group Ltd. (formerly named Ventura Motion Picture Group Ltd.), a subsidiary of Ventura whose stock is traded on Nasdaq as "TPEG." Since 1981, Mr. Bibicoff has been the sole shareholder of Bibicoff & Associates, Inc., a financial consulting firm that was engaged in the representation of public companies in their relationships with the investment banking and brokerage communities. Mr. Bibicoff received a Bachelor of Sciences degree from Bowling Green State University in 1960 as a business and finance major and a J.D. degree from Columbia University School of Law in 1963. He has been a member of the New York State Bar since 1963. Mr. Bibicoff is one of the original promoters of the Company and was originally elected a Director of the Company in August 1993.

       Stanley Shuster was elected Executive Vice President of the Company and a Director in June 1995. Since April 1994, Mr. Shuster has been employed by the Company in order to develop its Grand Havana Room concept, and is currently supervising the operations and development of the Company's Grand Havana Rooms. From March 1991 through February 1994, he was Vice President of Artist and Repertoire for J.R.S. Records, an independent record company, with major distribution through BMG. The Artist roster of J.R.S. included Stray Cats, Jimmy Cliff, Kool and the Gang and Asia. From May 1989 through March 1991, Mr. Shuster acted as Director of Artist and Repertoire for Venture Music Group, a music company based in Los Angeles, California. Prior to that time, Mr. Shuster was a partner and operated a chain of 10 restaurants. Stanley Shuster is the son of Harry Shuster.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period through September 28, 1997, all officers, directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that the following persons were each late in filing one Form 4: Harry Shuster, Stanley Shuster, Harvey Bibicoff, Clarinda Investments and United Leisure Corporation. In addition, David M. Kane was late in filing a Form 3.

ITEM 10.  EXECUTIVE COMPENSATION.

       The following table sets forth the cash compensation paid by the Company to Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to a consulting arrangement, during fiscal years 1997, 1996 and 1995 and the compensation paid by the Company to Stanley Shuster during fiscal year 1997, the first year in which Mr. Shuster's compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
                                                                          All Other
Name and Principal Position          Year     Consulting Fee            Compensation
---------------------------          ----     --------------            ------------
Harry Shuster                        1997     $323,244(1)               $   43,522(2)
  Chairman of the Board,             1996      284,814                           0
  President, Chief Executive         1995      266,876                       6,000(3)
  Officer and Chief Financial
  Officer

Stanley Shuster
  Executive Vice President           1997     $151,000(4)               $    6,000(3)

----------
(1) Only $101,939 of this compensation was paid to Mr. Shuster in the fiscal year ended September 28. 1997, with the remaining $221,305 being deferred.

(2) Represents payments with respect to the condominium where Mr. Shuster stays when he is in New York.

(3)    Includes $500 per month car allowance.

(4) Consists of $85,000 paid to Stanley Shuster as employment compensation and an additional 60,000 paid to him as consulting fees.

       No other person received compensation in excess of $100,000 during either of the twelve-month periods ended September 28, 1997 or September 30, 1996, nor is any other person expected to receive such compensation for the current fiscal year. See this Item 10, "Executive Compensation -- Consulting and Employment Agreements."

                      OPTION GRANTS IN LAST FISCAL YEAR(1)

                  # of Securities      % of Total             Exercise or             Expiration
Name            Underlying Options   Options Granted           Base Price                Date
----            ------------------   ---------------          -----------             ----------
Stanley Shuster     100,000               100%                   $1.00(2)              12/02/01

----------
(1)    No stock options were exercised in fiscal year 1997.

(2)    Exercise price represents fair market value of shares at date of grant.

       Directors receive no cash compensation for their services to the Company as Directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

CONSULTING AND EMPLOYMENT AGREEMENTS

       The Company and Harry Shuster are parties to a Consulting Agreement, dated as of June 1, 1993. The Consulting Agreement provides that Mr. Shuster will be engaged as an independent contractor by the Company to act as the Chairman of the Board, President and Chief Executive Officer and a Director of the Company during the term of the Agreement. The initial three-year term of the Consulting Agreement expired in May 1996, and the Consulting Agreement is now continuing on a year-to-year basis until either party terminates the Agreement by giving the other at least 60 days prior notice of termination prior to the expiration of any one-year renewal term of the Consulting Agreement. Mr. Shuster is to receive minimum annual consulting fees under the Consulting Agreement initially of $250,000 per annum, which minimum amount is to be increased five percent per annum during each successive year of the Agreement. Mr. Shuster is also to be provided with either the use of a Company car to be used in carrying out his duties for the Company or a $500 per month car allowance. The Agreement also provides for certain disability benefits. Under the Agreement, Mr. Shuster has agreed that the Company may maintain a $1,000,000 life insurance policy on his life throughout the term of the Agreement. The Company has obtained and is maintaining in force such life insurance policy. In addition, Mr. Shuster has the right under the terms of the Agreement to increase the size of the Board of Directors of the Company by one director and to fill this vacancy prior to the election of directors by the stockholders. In addition, at each meeting of stockholders of the Company at which directors are to be elected, Mr. Shuster has the right to request, and the Company shall place, Mr. Shuster and any designee of Mr. Shuster on the management slate of directors to be put up for election at any such meeting of stockholders. In addition, if at any time during the term of the Consulting Agreement, the number which shall constitute the whole board of directors shall be increased to more than four, then Mr. Shuster has the right to designate at least 50% of the whole board of directors of the Company. The Agreement provides that as long as Mr. Shuster spends as much time as necessary to properly carry out his duties as Chairman of the Board, President and Chief Executive Officer of the Company, he will be otherwise permitted to spend a reasonable amount of time pursuing his own outside interests. Because Mr. Shuster is involved in multiple business enterprises in addition to the Company, Mr. Shuster may have a conflict of interest if his services should be required by both the Company and one of Mr. Shuster's other business enterprises. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act--Directors and Executive Officers." The Consulting Agreement terminates upon Mr. Shuster's death or in the event of a breach of the Agreement by Mr. Shuster.

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

STOCK OPTIONS

1996 Stock Option Plan

          During fiscal year ended September 28, 1997 the Company adopted the 1996 Stock Option Plan (the "Plan") to provide to officers, directors, key employees and other key contributors to the

Company an opportunity to purchase the common stock of the Company pursuant to "non-qualified stock options" at the discretion of the Board of Directors.

          Under the Plan options to purchase an aggregate of 626,250 shares of common stock may be granted. The purchase price shall be no less than 85% of the fair market value of the common stock on the date of grant. The Board of Directors of the Company, or a committee established by the Board of Directors shall determine, among other things (i) the purchase price of the shares covered by each option, (ii) whether any payment will be required upon grant of the option, (iii) the individual to whom, and the time or times at which, options shall be granted, (iv) the number of shares to be subject to each option and (v) when an option can be exercised and whether in whole or installments.

          During fiscal year 1997 options to purchase an aggregate of 100,000 shares of the common stock of the Company were issued under the Plan to one individual. None of those options have yet been exercised.

          In addition to options granted under the Plan, at September 28, 1997, there were outstanding presently exercisable non-qualified stock options to purchase an aggregate of 25,000 shares of the Common Stock of the Company held by a former Director of the Company, Arnold Wasserman, at an option price of $3.00 per share. Mr. Wasserman resigned as a Director of the Company in June 1995. The option was granted at an exercise price approximately equal to the then fair market value of the Company's Common Stock in consideration of Mr. Wasserman's service on the Board of Directors. The option may be exercised at any time during its five-year term, is nontransferable except by will or pursuant to the laws of descent and distribution, is protected against dilution.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 15, 1997, (a) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) by each of the Company's Directors and (c) by all officers and Directors of the Company as a group.

                                                              Percentage
  Name and Address            Number of Shares                 Ownership
of Beneficial Owner(1)       Beneficially Owned(2)(3)         of Class(3)
----------------------       ------------------------         -----------
Harry Shuster                      1,453,466(4)                 11.9%
Harvey Bibicoff                    1,087,000(5)                  8.9%
United Leisure
  Corporation                        941,666                     8.0%
The Venezuela Recovery
  Fund N.V.(6)                       913,978(7)                  7.6%
The International Investment
  Group Equity Fund N.V. (6)       1,278,896(8)                 10.5%
Stanley Shuster                      100,000(9)                   .8%

Officers and directors
  as a group (3 people)            2,640,466(4)(5)(9)(10)       21.6%

----------
(1) Each person's address is c/o the Company, 1990 Westwood Boulevard, Los Angeles, California 90025, unless otherwise noted.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

(3) Based on 11,799,306 shares outstanding. A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants and stock options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof, have been exercised.

(4) Includes 100,000 shares of Common Stock, and warrants to purchase an additional 100,000 shares of Common Stock, owned by The Harry and Nita Shuster Charitable Foundation. Includes warrants to purchase 333,333 shares owned by Mr. Shuster. Does not include 941,666 shares owned by United Leisure Corporation ("United Leisure"), a public company of which Mr. Shuster is the Chief Executive Officer and a director, and of which shares Mr. Shuster disclaims beneficial ownership. Mr. Shuster is the Chief Executive Officer and a director of the Company.

(5) Includes 271,000 shares owned by Clarinda Investments, Inc. of which corporation Mr. Bibicoff is the sole shareholder and a director. Includes 816,000 shares owned by H&H Restaurant Holding Corporation, of which corporation Mr. Bibicoff is the sole shareholder and a director. Mr. Bibicoff is a director of the Company. See Item 12. "Certain Relationships and Related Transactions."

(6) The address of this shareholder is Kaya Flamboyan 9, P.O. Box 812, Curacao, Netherlands Antilles.

(7)    Includes warrants to purchase 304,666 shares of Common Stock.

(8)    Includes warrants to purchase 426,299 shares of Common Stock.

(9) Includes stock options to purchase 100,000 shares of Common Stock held by an officer and director of the Company.

(10)   Excludes 941,666 shares of Common Stock owned by United Leisure.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       On February 4, 1994, Chicken & Ribs, Inc. ("C&R"), one of the initial stockholders and a promoter of the Company, sold 1,066,000 shares of the Common Stock of the Company owned by it to H&H Restaurant Holding Corporation ("H&H"), a corporation which prior to November 1, 1996 was 50%-owned by each of Harry Shuster, a promoter, control person, Director and Chairman of the Board, President and Chief Executive Officer of the Company, and Clarinda Investments, Inc., a corporation controlled by Harvey Bibicoff, a promoter, control person and Director of the Company. The original purchase price paid by H&H for the 1,066,000 shares was $4.00 per share. Payment of the purchase price was evidenced by a Promissory Note in the principal amount of $4,264,000 drawn to the order of C&R and made by H&H (the "Promissory Note"). C&R had originally paid a total of $133,250 for the 1,066,000 shares in June 1993. Because H&H was unable to pay the promissory note when it initially became due, the parties extended the due date of the Promissory Note, made the note non-recourse and C&R agreed to accept as full and complete satisfaction of the Promissory Note any proceeds received by H&H from the sale of the 1,066,000 shares of the Common Stock of the Company held by H&H, whether or not such value is equal to the principal amount and accrued interest on the Promissory Note, more or less. In this regard, the Company registered for resale, on behalf of H&H, the 1,066,000 shares of Common Stock. H&H has sold an aggregate of 250,000 of such shares to date and intends to continue to sell these shares on a delayed or continuous basis in order to meet its obligations under the Promissory Note. As of November 1, 1996, Harvey Bibicoff acquired Harry's Shuster's 50% ownership interest in H&H and, accordingly, is now the 100% shareholder and the sole officer and director of H&H.

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

       The Company entered into a five-year lease with 1990 Westwood Boulevard, Inc. covering approximately 6,000 square feet of office space for its executive offices. The Lease provides for a current rental of $4,000 per month. 1990 Westwood Boulevard, Inc. is owned 50% by Harry Shuster, Chairman of the Board, President and Chief Executive Officer, Chief Financial Officer, a Director and a promoter of the Company, 35% by Jordan Belfort and 15% by Daniel Porush. Each of such latter persons is a shareholder of C&R, a promoter of the Company. The Company is advised that the rental and other terms of the agreed-upon lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an independent, unrelated lessor.

       In connection with the lease for the Company's New York Grand Havana Room, the Company was required to provide a letter of credit. In order to establish this letter of credit the Company entered into a financing agreement dated September 10, 1996, with its affiliate, United Leisure Corporation, pursuant to which United Leisure pledged the sum of $875,000 in order for the Company to obtain the required letter of credit. The Company had initially agreed to apply one-half of all initial membership fees received from members of its New York, New York and Washington D.C. Grand Havana Rooms to replace the cash collateral pledged by United Leisure, and, in any event, the Company has agreed to replace all of the cash collateral within 18 months after United Leisure's pledge of the cash collateral. In consideration for United Leisure pledging the collateral for the letter of credit, the Company has agreed to pay an amount to United Leisure equal to 10% per annum on the amount of the pledged cash collateral, as it exists from time to time. As additional consideration, the Company agreed to issue 100,000 shares of its common stock to United Leisure, and has agreed to grant to United Leisure a warrant to purchase an additional 100,000 shares of common stock of the Company, which warrant is exercisable for a period of five years at an exercise price of $.75 per share. The warrant was subsequently exercised by United Leisure. On July 15, 1997 the Company and United Leisure entered into an amendment to financing agreement pursuant to which amendment, in consideration for Untied Leisure agreeing to forego the requirement that the Company replace the collateral pledged by United Leisure from the initial membership fees it received from its New York and Washington D.C. Grand Havana Rooms, the Company agreed to issue to United Leisure or its designee a warrant to purchase 150,000 shares of its common stock at an exercise price of the lesser of $.75 per share or 75% of the average of the last trade price for the common stock for the 10 day period prior to the exercise of the warrant. United Leisure subsequently designated Westminster Capital, Inc, an unrelated third party, as the entity to receive this warrant. The Company had fully replaced the collateral pledged by United Leisure Corporation to support this letter of credit by October 1997. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is an officer and director of United Leisure.

          In February 1997, the Company entered into a second financing agreement with United Leisure pursuant to which agreement United Leisure agreed to provide advances to the Company from time to time during a period of six months. Interest on any amounts advanced bears interest at the rate of 9% per annum until paid. In consideration for making the loan, the Company issued 75,000 shares of its common stock to United Leisure. The agreement further provided that if all of the advances plus accrued but unpaid interest thereon were not paid on or prior to September 30, 1997 that the Company would issue an additional 25,000 shares of its common stock to United Leisure. The loan was not repaid by September 30, 1997 and the parties agreed to extend the maturity date of the advances made under this financing agreement to September 30, 1998. An aggregate of $775,000 was advanced under this loan, the full principal amount of which remained outstanding at September 28, 1997. Subsequent to the fiscal year ended September 28, 1997, an aggregate of $75,000 in principal amount of this loan was repaid. The Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board, President and Chief Executive Officer of United Leisure.

          In May 1997 the Company entered into a financing agreement with United Film Distributors, Inc., an affiliate of the Company ("United Film"), whereby United Film agreed to provide advances to the Company from time to time. Interest on any amount advanced bears interest at the rate of prime pus 3%. The full principal amount and all accrued but unpaid interest on any amounts advanced is due and payable on demand, which demand may not be made prior to September 30, 1998. At September 28, 1997 an aggregate of $707,000 had been advanced under this financing agreement. Subsequent to the fiscal year ended September 28, 1997, an aggregate of $200,000 in principal amount of this loan was repaid. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board of United Film. Brian Shuster, the son of Harry Shuster, is the President of United Film.

          During the fiscal year ended September 28, 1997, Harry Shuster made advances to the Company aggregating $60,000, all of which advances were repaid by the Company to Mr. Shuster subsequent to the fiscal year ended September 28, 1997.

          The Company is leasing on a month to month basis an apartment for Harry Shuster's use while he is in New York on business at a monthly rental of $3,000 plus common area maintenance charges. Rent expense incurred in fiscal year 1997 by the Company for this apartment was $43,522. The Company believes that this amount is similar to hotel costs the Company would have incurred had such apartment not been available to Mr. Shuster.

                                     PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) Financial Statements.

       The audited consolidated financial statements of Grand Havana Enterprises, Inc. and Subsidiaries filed as a part of this Annual Report on Form 10-KSB are listed in the "Index to Consolidated Financial Statements" preceding the Company's Consolidated Financial Statements, which directly follow this Part IV of this Annual Report on Form 10-KSB, which "Index to Consolidated Financial Statements" is hereby incorporated herein by reference.

       (b)   Exhibits.

       See index to exhibits

       (c) Reports on Form 8-K. The Company filed one report a Report on Form 8-K to report an event occurring on October 14, 1997 with respect to the sale of securities by the Company in an offering exempt from registration under Regulation S. Pursuant to the offering the Company sold an aggregate of 3,229,267 units, each unit consisting of one share of common stock and a warrant to purchase one-half share of common stock for aggregate gross proceeds to the Company of approximately $2,650,000.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1996 AND SEPTEMBER 28, 1997






Report of Independent Auditors                                                      F-1

Consolidated Balance Sheets                                                   F-2 - F-3
 as of September 30, 1996 and September 28, 1997

Consolidated Statements of Operations                                               F-4
 for the Years Ended September 30, 1996 and September 28, 1997

Consolidated Statement of Stockholders' Equity                                      F-5
 for the Years Ended September 30, 1996 and September 28, 1997


Consolidated Statements of Cash Flows                                               F-6
 for the Years Ended September 30, 1996 and September 28, 1997

Notes to Consolidated Financial Statements                                   F-7 - F-15
 as of September 30, 1996 and September 28, 1997

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
Grand Havana Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Grand Havana Enterprises, Inc. and Subsidiaries as of September 30, 1996 and September 28, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Havana Enterprises, Inc. and Subsidiaries at September 30, 1996 and September 28, 1997, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses, working capital deficiency and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                                  HOLLANDER, GILBERT & CO.
Los Angeles, California
December 29, 1997

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND SEPTEMBER 28, 1997

                                                                   1996          1997
                                                                ----------    ----------
                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $1,010,062    $  879,461
   Accounts receivable, less allowance for doubtful accounts
     of $15,500 and $307,762 in 1996 and 1997, respectively
     (Note 5)                                                      125,402        56,924
   Current portion of note receivable (Note 3)                                    24,829
   Subscriptions receivable (Note 12)                                          1,288,950
   Equipment contract receivable (Note 7)                          330,000
   Inventories                                                     210,054       786,168
   Prepaid expenses                                                145,187       206,685
   Net assets of discontinued operations (Note 3)                                237,143
                                                                ----------    ----------

      TOTAL CURRENT ASSETS                                       1,820,705     3,480,160

PROPERTY AND EQUIPMENT, Net (Notes 6 and 8)                      2,124,346     4,458,734

OTHER ASSETS
   Restricted cash (Note 10)                                                     118,596
   Note receivable, net of current portion (Note 3)                               55,171
   Pre-opening costs                                               132,723         6,895
   Due from related parties (Note 13)                               69,419        78,032
   Deferred charges (Notes 12 and 13)                               80,000       205,596
   Deposits and other assets                                       131,389        95,650
                                                                ----------    ----------
      TOTAL OTHER ASSETS                                           413,531       559,940
                                                                ----------    ----------
                                                                $4,358,582    $8,498,834
                                                                ==========    ==========



          See accompanying Notes to Consolidated Financial Statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                    SEPTEMBER 30, 1996 AND SEPTEMBER 28, 1997

                                                             1996            1997
                                                         -----------     ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt (Note 8)            $   172,571     $
   Notes payable to related parties (Note 13)                               1,482,000
   Accounts payable                                          561,819        1,054,547
   Accrued liabilities                                       125,219          203,942
   Deferred revenues                                                           57,026
   Due to related parties (Note 13)                                           420,599
   Deferred rent payable                                                      488,606
   Accrued costs of discontinued operations (Note 3)                          200,000
                                                         -----------     ------------
      TOTAL CURRENT LIABILITIES                              859,609        3,906,720

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, 10 and 11)

STOCKHOLDERS' EQUITY (Notes 12 and 13)
   Preferred Stock, $.01 par value
      Authorized - 3,000,000 shares
      Issued and outstanding - none
   Common Stock, $.01 par value
      Authorized - 22,000,000 shares
      Issued and Outstanding - 6,362,500 shares
        in 1996 and 11,799,306 shares in 1997                 63,625          117,994
   Additional paid-in capital                              7,850,042       12,684,723
   Accumulated deficit                                    (4,414,694)      (8,210,603)
                                                         -----------     ------------
      TOTAL STOCKHOLDERS' EQUITY                           3,498,973        4,592,114
                                                         -----------     ------------
                                                         $ 4,358,582     $  8,498,834
                                                         ===========     ============

          See accompanying Notes to Consolidated Financial Statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 28, 1997

                                                                        1996            1997
                                                                    -----------     -----------
REVENUES
   Food and beverage                                                $ 3,984,246     $ 2,820,785
   Merchandise sales                                                    356,641         408,687
   Membership fees                                                      649,608       1,186,591
   Initial territorial fees (Note 5)                                    200,000         600,000
   Other                                                                 72,295          60,904
                                                                    -----------     -----------
      TOTAL REVENUES                                                  5,262,790       5,076,967
                                                                    -----------     -----------
COSTS AND EXPENSES
   Food and beverage                                                  1,199,552       1,116,841
   Merchandise                                                          268,076         272,804
   Operating expenses
      Direct labor and benefits                                       1,832,092       1,939,862
      Occupancy and other                                             1,438,399       2,545,237
   Pre-opening expense                                                                  488,492
   General and administrative                                           945,489       1,435,403
   Depreciation and amortization                                        283,908         289,895
                                                                    -----------     -----------
      TOTAL COSTS AND EXPENSES                                        5,967,516       8,088,534
                                                                    -----------     -----------
                                                                       (704,726)     (3,011,567)
                                                                    -----------     -----------

OTHER INCOME (EXPENSE)
   Interest income                                                      114,371          14,332
   Interest expense                                                     (60,083)       (266,858)
   Loss on disposition of assets (Notes 4 and 7)                       (627,682)
   Other, net                                                            18,333           4,276
                                                                    -----------     -----------
                                                                       (555,061)       (248,250)
                                                                    -----------     -----------
LOSS FROM CONTINUING OPERATIONS                                      (1,259,787)     (3,259,817)


DISCONTINUED OPERATIONS (NOTE 3)
   Loss from operations                                                (208,257)        (94,809)
   Estimated loss on disposal, including a provision of $400,000
      for operating losses during the phase-out period                                 (441,283)
                                                                    -----------     -----------
      LOSS FROM DISCONTINUED OPERATIONS                                (208,257)       (536,092)
                                                                    -----------     -----------
NET LOSS                                                            $(1,468,044)    $(3,795,909)
                                                                    ===========     ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                           6,262,500       8,231,400
                                                                    ===========     ===========
LOSS PER SHARE
   Loss from continuing operations                                  $      (.20)    $      (.40)
   Loss from discontinued operations                                       (.03)           (.01)
   Estimated loss on disposal                                                              (.05)
                                                                    -----------     -----------

                                                                    $      (.23)    $      (.46)
                                                                    ===========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 28, 1997

                                        Common Stock             Additional
                                  -------------------------       Paid-In      Accumulated
                                   Shares         Amount          Capital        Deficit         Total
                                  ---------     -----------     -----------    -----------     ----------
Balance - September 30, 1995      6,262,500     $    62,625     $ 7,771,042    $(2,946,650)    $4,887,017

Common stock issued
  as financing cost                 100,000           1,000          79,000                        80,000

Net loss - year ended
  September 30, 1996                                                            (1,468,044)    (1,468,044)
                                -----------     -----------     -----------    -----------     ----------

Balance - September 30, 1996      6,362,500          63,625       7,850,042     (4,414,694)     3,498,973

Common stock issued
  as financing cost                  75,000             750         138,000                       138,750

Common stock issued for
  services                          220,000           2,200         374,100                       376,300

Common stock issued for
  warrants exercised                433,333           4,333         570,667                       575,000

Common stock issued in
  private placements              1,479,206          14,793       1,419,707                     1,434,500

Common stock issued in
  Regulation S offerings          3,229,267          32,293       2,303,207                     2,335,500

Options and warrants
  issued for services and fees                                       29,000                        29,000
Net loss - year ended
  September 28, 1997                                                            (3,795,909)    (3,795,909)
                                -----------     -----------     -----------    -----------     ----------
Balance - September 28, 1997     11,799,306     $   117,994     $12,684,723    $(8,210,603)    $4,592,114
                                ===========     ===========     ===========    ===========     ==========

          See accompanying Notes to Consolidated Financial Statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 28, 1997

                                                                       1996            1997
                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $(1,468,044)    $(3,795,909)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                    392,034         386,197
      Amortization of deferred charges                                                 142,804
      Loss on disposition of assets                                    627,682
      Estimated loss on disposal of discontinued operations                            200,000
      Common stock, options and warrants issued for services and
        financing costs                                                                275,650
      Changes in operating assets and liabilities:
         Accounts receivable                                             4,880          68,478
         Inventories                                                   (48,342)       (576,114)
         Prepaid expenses                                               30,030         (61,498)
         Pre-opening costs                                                             125,828
         Deposits and other assets                                    (126,419)          6,839
         Accounts payable and other accrued liabilities               (156,677)        932,050
         Deferred revenues                                            (200,000)         57,026
         Deferred rent payable                                                         488,606
                                                                   -----------     -----------
         NET CASH USED IN OPERATING ACTIVITIES                        (944,856)     (1,750,043)
                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                (138,581)     (3,008,828)
   Due from related parties                                                             (8,613)
   Sale of subsidiary                                                    1,000
   Collection of equipment contract receivable                                         330,000
   Restricted cash                                                                    (118,596)
                                                                   -----------     -----------
         NET CASH USED IN INVESTING ACTIVITIES                        (137,581)     (2,806,037)
                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal reductions of short-term and long-term obligations       (189,474)       (172,571)
   Sale of common stock                                                              3,056,050
   Borrowings from related parties                                                   1,932,000
   Advances from officer                                                                60,000
   Repayments of borrowings from related parties                                      (450,000)
                                                                   -----------     -----------
        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                         (189,474)      4,425,479
                                                                   -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1,271,911)       (130,601)
CASH AND CASH EQUIVALENTS, beginning of period                       2,281,973       1,010,062
                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                           $ 1,010,062     $   879,461
                                                                   ===========     ===========
NON-CASH TRANSACTIONS
   Common Stock, options and warrants issued for services and
     financing costs                                               $    80,000     $   275,650
                                                                   ===========     ===========
OTHER CASH INFORMATION
   Interest paid                                                   $    60,083     $   127,692
                                                                   ===========     ===========
   Interest received                                               $   114,371     $    14,332
                                                                   ===========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1996 AND SEPTEMBER 28, 1997


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Description of Business. Grand Havana Enterprises, Inc., formerly United Restaurants, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on April 13, 1993. The Company is engaged in the business of the ownership, operation and development of private membership cigar clubs/restaurants known as "Grand Havana Rooms," and retail cigar stores known as "Grand Havana House of Cigars." The Company currently owns and operates three Grand Havana Rooms and three Grand Havana House of Cigars. The Company also operates a restaurant known as "On Canon" in Beverly Hills, California.

     The Company was originally formed to acquire all of the capital stock of Love's Enterprises, Inc. ("Love's"). Love's is in the business of franchising Love's restaurants. Love's restaurants specialize in barbecued pork and beef, with an emphasis on ribs. The Company acquired the stock of Love's in May 1993. In December 1996, the Company adopted a plan of discontinuance of Love's franchising business, including company-owned Love's restaurants (Note 3).

     Principles of Consolidation. The consolidated financial statements include the accounts of Grand Havana Enterprises, Inc. and its subsidiary companies, all of which are wholly-owned, except for Il Forno, Inc. (Note
     4). All significant intercompany transactions and balances have been eliminated.

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

     Concentration of Credit Risk. The Company invests its excess cash in certificates of deposit and money market funds, which, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings. As of September 28, 1997, the Company had $850,000 deposited in two banks.

     Direct Financing Leases. Restaurant equipment leases the Company has with franchisees and others have been classified as direct financing leases.

     Inventories. Inventories, consisting of food and beverage products, cigars and other merchandise, are stated at the lower of cost (first-in, first-out method) or market.

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

                      Leasehold improvements              5 to 15 years
                      Restaurant equipment                 2 to 8 years
                      Other equipment                     3 to 15 years

     Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

     Pre-Opening Costs. Restaurant and cigar club pre-opening costs are deferred and charged to operations when the location is opened or the location plans are abandoned.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Membership Fees. Membership fee revenue represents initial and monthly membership fees paid by members of the Company's "Grand Havana Room" clubs. Initial membership fees are deferred and recognized as income when membership services commence. Monthly membership fees are recognized as income when earned.

     Initial Territorial Fees. Revenues from initial territorial fees are recognized, net of allowance for uncollectible amounts, when substantially all significant initial services to be provided by the Company have been performed.

     Stock-Based Compensation. The Company adopted Statement No. 123 during its fiscal year ended September 28, 1997, and has elected to account for stock-based compensation arrangement under APB Opinion No. 25 and accordingly recognizes compensation expense for the stock option grants as the difference between the fair value and the exercise price at the grant date.

     Impact of Recently Issued Accounting Standard. In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The statement is effective for annual and interim periods ending after December 15, 1997. Early application is not permitted. After the effective date, the Statement requires that all prior period earnings per share data presented be restated to conform with the provisions of this statement. The impact will not change primary loss per share for the fiscal year ended September 28, 1997.

     Loss per Common Share. Loss per common share is based upon the weighted average number of common shares outstanding during the period. Common share equivalents, when antidilutive, are excluded from weighted average number of shares outstanding for all periods presented.

     Lease Commitment. Rent expense is recognized on a straight-line basis over the term of the lease.

     Reclassifications. Certain 1996 balances have been reclassified to conform with 1997 presentation.


2.   DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     Significant Operating Losses. The Company has experienced operating losses since its inception. For the fiscal years ended September 30, 1996 and September 28, 1997, the Company experienced net losses of $1,468,044 and $3,795,909, respectively. The Company anticipates that it will continue to experience losses as it continues working on its ongoing development plans, including the establishment of additional Grand Havana Rooms and Grand Havana House of Cigars. Even after the Company's development plans are completed, there can be no assurance that the cigar clubs/restaurants owned by the Company will be profitable.

     Significant Capital Requirements. The Company's capital requirements have been and will continue to be significant. At September 28, 1997, the Company had cash and cash equivalents of $879,461 and a working capital deficit of $426,560. As a result of its expansion activities, the Company's working capital has continually been reduced. The Company will need additional financing, which the Company may raise through the private placements of its securities. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. In addition, the Company does not currently meet the new listing standards for maintenance of the Company's securities on Nasdaq's SmallCap Market, which new standards will become effective in late February 1998. Although the Company intends to seek to comply with the new maintenance criteria for continued listing, if the Company should be unable to meet these criteria, it is possible that its securities could be de-listed from the Nasdaq SmallCap Market, which might result in the Company having difficulty in placing its securities with prospective investors.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

     California Smoke-Free Workplace Act of 1994. In 1994 the California legislature enacted the California Smoke-Free Workplace Act of 1994 which prohibits smoking in enclosed spaces at places of employment with certain exemptions. Since the inception of the Company's Beverly Hills Grand Havana Room, the Company has relied upon an exemption in the law that expressly exempts from its coverage retail tobacco shops and private smoker's lounges. Although the Company believes it is justified in relying on the "private smoker's lounge" exemption, if it should be determined in the future that the Company is not a "private smoker's lounge," but rather a restaurant or a bar to which the California Smoke-Free Workplace Act of 1994 were applicable, this would have a material adverse effect on the Company's business, financial condition and results of operations.


3.   DISCONTINUED OPERATIONS

     In December 1996, the Company adopted a formal plan of discontinuance of its Love's franchising and restaurants operations except its international licensing rights to the Love's restaurants. At the time of the adoption, the Company operated three Company-owned Love's restaurants and was the franchisor of an additional ten Love's restaurants. In August 1997, the Company sold its Company-owned Love's restaurant in Beverly Hills, California for an aggregate sales price of $120,000, payable $40,000 in cash and $80,000 in a three-year 7% promissory note payable in monthly installments. In May 1997, the Company sold its Company-owned Love's restaurant in San Bernardino, California to the franchisee of this location in consideration for the franchisee becoming a sublessee of the premises leased by the Company for the remainder of the lease term. In June 1997 the Company also acquired a Love's restaurant in Lakewood, California from its franchisee, when the franchisee went into bankruptcy and the Company took over operations of this Love's restaurant. As of September 28, 1997, the Company had two Company-owned Love's restaurants and was the franchisor of an additional nine Love's restaurants. The Company is currently negotiating with the landlord of the premises of the Company-owned Love's restaurant in Westchester, California to terminate the lease in consideration for the Company continuing to make lease payments under the lease through May 31, 1998, and the payment by the landlord to the Company of a $75,000 termination fee. It is anticipated that the Westchester Love's will cease operations in January 1998. The Company anticipates that the remaining assets of Love's will be sold by February 1998.

     The estimated loss on the disposal of the discontinued operations of $441,283 represents the estimated loss on the disposal of the assets of Love's and a provision of $400,000 for expected operating losses during the phase-out period from January 1, 1997 through February 28, 1998. Approximately $195,000 of the expected operating loss was incurred from January 1, 1997 through September 28, 1997.

     Operating results of Love's for the three months ended December 29, 1996 are shown separately in the accompanying consolidated statement of operations. The consolidated statement of operations for the fiscal year ended September 30, 1996 has been restated and operating results of Love's are also shown separately.

     Total revenues of Love's for 1996 and 1997 were $2,774,467 and $2,645,838, respectively. These amounts are not included in total revenues from continuing operations in the accompanying consolidated statements of operations.

     Assets and liabilities of Love's to be disposed of at September 28, 1997 consisted of property and equipment of $208,243 and liquor licenses of $28,900. Net assets of discontinued operations have been separately classified in the accompanying consolidated balance sheet at September 28, 1997. The 1996 consolidated balance sheet has not been restated.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.   ACQUISITION AND DISPOSITION

     Il Forno, Inc. On June 20, 1994, the Company acquired 85% of the issued and outstanding capital stock of Il Forno, Inc. ("Il Forno"). Il Forno owns and operates an Italian-style restaurant located in Santa Monica, California.

     The Stock Purchase Agreement required the Company to advance approximately $498,000 to Il Forno for the settlement of various Il Forno related party loans and other arued expenses. Additionally, the Company was to pay $252,000 to Il Forno stockholders for 85% of the outstanding capital stock of Il Forno, payable $2,000 in cash upon closing with the balance of $250,000 due, without interest, over a three year period.

     The transaction was accounted for as a purchase and resulted in an excess of purchase price over net assets acquired of $546,750. Amortization of such goodwill amounted to $54,675 in 1996.

     On September 20, 1996, the Company sold its 85% interest in Il Forno back to the minority stockholders for $1,000 in cash. The sale resulting in a loss to the Company of $607,682 which is included on the accompanying consolidated statement of operation under "Loss on disposition of assets."


5.   TERRITORY RIGHTS AGREEMENT

     Love's Far Eastern Territory Rights Agreement. In August 1994, the Company entered into a Territory Rights Agreement with PT Transpacific Ekagraha, an Asian holding company. Under the Territory Rights Agreement, the territory rights holder paid to the Company a non-refundable initial development fee of $200,000 for the rights to develop Love's Woodpit Barbecue Restaurants in Asia. The territory rights holder has committed to construct at least eight Love's Restaurants in portions of Asia, including Mainland China, Hong Kong, Indonesia, Singapore, Malaysia and Republic of China-Taiwan, during the three years ended August 1997. The Agreement provides for additional payments to the Company at the opening of each restaurant and for continuing royalties ranging from 5% - 8.75% of gross sales. Under the Agreement, the Company is to provide certain training, management and other services during the term of the Agreement. The initial development services required under the agreement were performed and completed during the fiscal year ended September 30, 1996.

     Grand Havana Far Eastern Territory Rights Agreement. In May 1997, the Company entered into an agreement with Grand Havana Room (Asia) Holdings, Ltd., a Hong Kong corporation ("Grand Havana Asia"), pursuant to which the Company has granted to Grand Havana Asia certain exclusive territories in the Far East, including Hong Kong, Taiwan, China, Singapore, Malaysia, Thailand, Japan, Philippines and Korea for a term of 75 years. Grand Havana Asia agreed to pay the Company for the exclusive right to use the name Grand Havana Room in the territory a non-refundable territorial fee of $600,000, of which $300,000 was paid upon execution of the agreement and the balance of $300,000 is payable on the earlier of the opening of the first Grand Havana Room in Hong Kong or April 30, 1998. The Company shall be required to provide comprehensive development and training services in connection with the opening of the first and all subsequent Grand Havana Rooms in the territories. In return for such services, the Company would receive 25% of the initial membership fees paid by the members of the Grand Havana Room in Hong Kong and 15% of the initial membership fees paid with respect to subsequent Grand Havana Rooms. Further the Company would receive 6% of the monthly gross revenues from each Grand Havana Room. At September 30, 1997, the Company has provided for an allowance for uncollectible accounts for the $300,000 receivable.

     Given the recent decline in the Asian economy, there can be no assurance that any or all of the obligations of PT Transpacific Ekagraha or Grand Havana Asia under the territory rights agreements will be satisfied or that any Love's restaurant or Grand Havana Rooms will be opened in Asia.

6.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following at September 30, 1996 and 1997:

                                               1996            1997
                                            ----------      ----------
          Leasehold improvements            $1,626,573      $3,988,242
          Restaurant equipment                 871,811         981,105
          Office equipment                     176,589          64,256
          Signage                               11,690
                                            ----------      ----------

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                             2,686,663        5,033,603
               Less accumulated depreciation and amortization                 (562,317)        (574,869)
                                                                        ---------------   --------------
                                                                        $    2,124,346    $   4,458,734
                                                                        ===============   ==============

7.   EQUIPMENT CONTRACT RECEIVABLE

     In October of 1993, Love's entered into an agreement with Huntington Beach Market Broiler ("HBMB"), the operator of an independent restaurant, pursuant to which HBMB assumed all of Love's obligations under the Huntington Beach real property lease, executed an equipment lease with Love's and granted Love's a profit-sharing interest in the restaurant. The duration of the Agreement is to September 2005. Under the terms of the Agreement, the lessee is to pay an equipment rental of $2,250 per month for the first 36 months of the lease against 40% of the annual profits (as defined) of the restaurant. During the remainder of the term, the monthly equipment rental will be $3,375 against 40% of profits. During 1996, the Company received $52,540 as a result of the 40% profit override. The lessee has the right to purchase the equipment under lease at any time during the first five years of the Agreement for $350,000 and at the end of the agreement for $50,000. In September of 1996, Love's entered into an agreement with HBMB pursuant to which Love's would terminate its profit-sharing interest in the restaurant and transfer to HBMB the equipment under lease for a current payment of $330,000. The sale closed and the payment was received in October of 1996. A loss of $20,000 as a result of this transaction has been provided for as of September 30, 1996.

8.   LONG-TERM DEBT

     Long-term debt at September 30, 1996 was comprised of a 10% secured note, principal and accrued interest payable in 84 monthly installments of $4,135 beginning February 1994. The equipment securing this note was sold in October of 1996 (Note 7) and, accordingly, this note was repaid at that time.

9.   INCOME TAXES

     At September 28, 1997, the Company had approximate net operating loss carryforwards for federal tax purposes expiring as follows:

           Year Expires                                   Amount
           ------------                                   ------
              1998                                   $    3,102,000
              1999                                        1,512,000
              2000                                          100,000
              2004                                            1,000
              2006                                           51,000
              2007                                          268,000
              2008                                          303,000
              2009                                        1,355,000
              2010                                        1,742,000
              2011                                          712,000
              2012                                        3,341,000
                                                     ---------------

                  TOTAL                              $   12,487,000
                                                     ===============

     The components of deferred tax assets were as follows at September 30, 1996 and September 28, 1997:

                                                                              1996             1997
                                                                        ---------------   --------------
            Deferred tax assets:
               Net operating loss carryforwards                         $    3,718,000    $    4,609,000
               Valuation reserves                                              285,000           220,000

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

               Employee benefit plans                                           23,000            14,000
               State income tax                                                  1,000             2,000
               Contribution carryforwards                                        3,000             8,000
               Pre-opening costs                                               118,000           254,000
               Capital loss carryforwards                                      316,000           316,000
               Related party expenses                                                             96,000
               Valuation allowance                                          (4,387,000)       (5,458,000)
                                                                        ---------------   --------------
               Total deferred tax assets                                        77,000            61,000

            Deferred tax liability:
               Depreciation                                                     77,000            61,000
                                                                        ---------------   --------------

               Net deferred taxes                                       $           -0-   $          -0-
                                                                        ===============   ==============


10.  OPERATING LEASES

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

     Minimum lease payments required under noncancelable leases and subleases, respectively, at September 28, 1997 are as follows:

                                                                    Minimum          Minimum
                                                                     Lease          Sublease
                                                                   Payments         Payments
                                                                  to be Paid     to be Received
                                                               ---------------   --------------
             Years Ending September 30,

                1998                                           $    1,380,140    $     109,914
                1999                                                1,331,795           54,801
                2000                                                1,219,027           43,200
                2001                                                  975,988           43,200
                2002                                                1,018,531           43,200
                Thereafter                                          9,021,415            3,600
                                                               ---------------   --------------
                                                               $   14,946,896    $     297,915
                                                               ===============   ==============

     Rent expense was $989,110 in 1996 and $1,433,888 in 1997. Sublease income included in discontinued operations was $291,027 in 1996 and $227,928 in 1997.

     At September 28, 1997, the Company had $118,596 in certificate of deposit which was used as a collateral for an irrevocable letter of credit issued to guarantee the lease of its On Canon restaurant.


11.  COMMITMENTS AND CONTINGENCIES

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

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     provides for certain disability benefits for a period of up to three years. The Agreement provides for automatic one-year renewals for each contract year that ends without termination of the Agreement by either party.

     Lease Agreements. The Company is contingently liable on two assigned leases relating to former Love's locations.


12.  STOCKHOLDERS' EQUITY

     Warrants - In April 1994, the Company issued public warrants consisting of 2,012,500 Class A Common Stock Purchase Warrants and 2,012,500 Class B Common Stock Purchase Warrants. The Class A Warrants are exercisable at $4.80 per share and Class B Warrants are exercisable at $5.60 per share. Both warrants expire in April 1999. The Company granted the underwriter 175,000 units, each unit consisting of 175,000 shares of common stock, Class A underwriter warrants to purchase 175,000 shares of common stock and Class B underwriters warrants to purchase 175,000 shares of common stock at a price to be adjusted as new shares are issued at less than the then-current exercise price. The underwriters units expire on April 12, 1999.

     Stock Options. During fiscal year ended September 28, 1997, the Company adopted the 1996 Stock Option Plan (the "Plan") to provide to officers, directors, key employees and other key contributors to the Company an opportunity to purchase the common stock of the Company pursuant to "non-qualified stock options" at the discretion of the Board of Directors.

     Under the Plan options to purchase an aggregate of 626,250 shares of common stock may be granted. The purchase price shall be no less than 85% of the fair market value of the common stock on the date of grant. The Board of Directors of the Company, or a committee established by the Board of Directors shall determine, among other things (i) the purchase price of the shares covered by each option, (ii) whether any payment will be required upon grant of the option, (iii) the individual to whom, and the time or times at which, options shall be granted, (iv) the number of shares to be subject to each option and (v) when an option can be exercised and whether in whole or installments.

     During fiscal year 1997, options to purchase an aggregate of 100,000 shares of the common stock of the Company were issued under the Plan to Stanley Shuster. The options are exercisable at $1.00 per share, which represents 100% of the fair market value of the stock on December 3, 1996, and expire on December 3, 2001. None of those options have yet been exercised.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     The Company accounts for the Stock Option Plan under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants under the above plan based upon the provisions of SFAS No.
     123. For the Stock Option Plan, the fair value of each option granted in 1997 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.7%, expected life for the option of five years, expected dividend yield of 0%, and expected volatility of 10%. Under these assumptions for the Stock Option Plan, the weighted average fair value of options granted in 1997 was $.25. The fair value of the grants would be amortized over the vesting period for stock options. Accordingly, the Company's pro forma net loss and net loss per common share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                                                                 Year Ended
                                                             September 28, 1997
                                                             ------------------
            Net loss                                          $   (3,820,909)
            Net loss per common share                         $         (.46)

     In addition to options granted under the Plan, at September 28, 1997, there were outstanding presently exercisable non-qualified stock options to purchase an aggregate of 25,000 shares of the common stock of the Company held by a former director of the Company, Arnold Wasserman, at an option price of $3.00 per share. Mr. Wasserman resigned as a director of the Company in June 1995. The option was granted at an exercise price approximately equal to the then fair market value of the Company's common stock in consideration of Mr. Wasserman's service on the Board of Directors. The option may be exercised at any time during its five-year term, is nontransferable except by will or pursuant to the laws of descent and distribution and is protected against dilution.

     In March 1997, the Company issued 110,000 shares of common stock pursuant to a two-year consulting agreement. The shares were valued at $268,900 and are being amortized over two years. The Company also granted the consultant options to purchase 20,000 shares at $.80 per share and 5,000 shares at $1.00 per share, expiring on January 30, 2001. The options were valued at $9,000 using the Black-Scholes pricing model.

     Private Placements. During the fiscal year ended September 28, 1997, the Company, in various private placements, raised net proceeds of $1,434,500 through the issuance of 1,479,206 shares of common stock and warrants to purchase 1,126,666 shares of common stock at $1.50 per share. Included in the private placements were 333,333 shares to Harry Shuster, 333,333 shares to United Leisure Corporation and 100,000 shares to H&N Shuster Charitable Foundation. United Leisure Corporation exercised 333,333 warrants in 1997.

     Regulation S Offerings. In September 1997, the Company completed a Regulation S Offering of 3,229,267 units, each unit consisting of one share of common stock and a three-year warrant to purchase 1/2 share of common stock, exercisable at $1.50 per share of common stock for net proceeds of $2,335,500. The Company paid a placement fee to the selling agent of 10%, a non-accountable expense allowance of 3%, and in addition, delivered a warrant expiring in September 2000 to purchase 600,000 shares of common stock exercisable at $.85 per share as a finder's fee. The warrants were valued at $72,000 using the Black-Scholes option pricing model. The value of the warrants had no impact in the accompanying statements of operations. Subscriptions receivable at September 28, 1997 of $1,288,950 was collected in October 1997.

     Increase in Authorized Capital Stock. On December 12, 1997, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 50,000,000.


13.  RELATED PARTY TRANSACTIONS

     The Company entered into a five-year lease expiring on January 31, 1998 with 1990 Westwood Boulevard, Inc. covering approximately 6,000 square feet of Class A office space for its executive offices. The Lease provides for a rental of $4,000 per month. 1990 Westwood Boulevard, Inc. is owned 50% by Harry Shuster, Chairman of the Board, President and Chief Executive Officer, a Director and a promoter of the Company, 35% by Jordan Belfort and 15% by Daniel Porush. Each of such latter persons is a shareholder of C&R, a promoter of the Company.

     The Company is leasing on a month to month basis an apartment in New York from Harry Shuster at a monthly rent of $3,000 plus common area maintenance charges. Rent expense incurred in 1997 for this apartment was $43,522.

     In connection with the lease for the Company's New York Grand Havana Room, the Company was required to provide a letter of credit. In order to establish this letter of credit the Company entered into a financing agreement dated September 10, 1996, with its affiliate, United Leisure Corporation, pursuant to which United Leisure pledged the sum of $875,000 in order for the Company to obtain the required letter of credit. The Company had additionally agreed to apply one-half of all initial membership fees from the members of its New York, New York and Washington D.C. Grand Havana Rooms to replace the cash collateral pledged by United Leisure, and, in any event, the Company has agreed to replace all of the cash collateral within 18 months after United Leisure's pledge of the cash collateral. In consideration for United Leisure pledging the collateral for the letter of credit, the Company has agreed to pay an amount to United Leisure equal to 10% per annum on the

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     amount of the pledged cash collateral, as it exists from time to time. As additional consideration, the Company agreed to issue 100,000 shares of its common stock to United Leisure, and has agreed to grant to United Leisure a warrant to purchase an additional 100,000 shares of common stock of the Company, which warrant is exercisable for a period of five years at an exercise price of $.75 per share. The warrant was subsequently exercised by United Leisure. On July 15, 1997 the Company and United Leisure entered into an amendment to financing agreement pursuant to which amendment, in consideration for United Leisure agreeing to forego the requirement that the Company replace the collateral pledged by United Leisure from the initial membership fees it received from its New York and Washington D.C. Grand Havana Rooms, the Company agreed to issue to United Leisure or its designee a warrant expiring on August 1, 2000 to purchase 150,000 shares of its common stock at an exercise price of the lesser of $.75 per share or 75% of the average of the last trade price for the common stock for the 10-day period prior to the exercise of the warrant. The warrants were valued at $20,000 using the Black-Scholes option pricing model. United Leisure subsequently designated Westminster Capital, Inc., an unrelated third party, as an entity to receive this warrant. The full $875,000 cash collateral under this financing agreement, was repaid by the Company to United Leisure in October 1997. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company, is an officer and director of United Leisure.

     In February 1997, the Company entered into a second financing agreement with United Leisure pursuant to which agreement United Leisure agreed to provide advances to the Company from time to time during a period of six months. Interest on any amounts advanced bears interest at the rate of 9% per annum until paid. In consideration for making the loan, the Company issued 75,000 shares of its common stock to United Leisure. The agreement further provided that if all of the advances plus accrued but unpaid interest thereon were not paid on or prior to September 30, 1997 that the Company would issue an additional 25,000 shares of its common stock to United Leisure. The loan was not repaid by September 30, 1997 and the parties agreed to extend the maturity date of the advances made under this financing agreement to March 31, 1998. An aggregate of $775,000 was advanced under this loan, the full principal amount of which remained outstanding at September 28, 1997.

     In May 1997 the Company entered into a financing agreement with United Film Distributors, Inc., an affiliate of the Company ("United Film"), whereby United Film agreed to provide advances to the Company from time to time. Interest on any amount advanced bears interest at the rate of prime plus 3%. The full principal amount and all accrued but unpaid interest on any amounts advanced is due and payable on demand. The Company borrowed $507,000 in May 1997, repaid $450,000 in July 1997 and borrowed an additional $650,000 in August 1997, leaving a balance due to United Film of $707,000 as of September 28, 1997. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board of United Film. Brian Shuster, the son Harry Shuster, is the President of United Film.

     Due to related parties at September 28, 1997 consisted of the following:

       Advances from Harry Shuster                               $ 60,000
       Accrued interest expense to United Leisure                 120,989
       Accrued interest expense to United Film                     18,305
       Accrued consulting fees and expenses to Harry Shuster      221,305
                                                                 --------
                                                                 $420,599
                                                                 ========

     Due from related parties at September 30, 1996 and September 28, 1997 included $48,000 advanced to the Company's Chairman of the Board, President and Chief Executive Officer and also included receivables from United Leisure and other similarly affiliated companies resulting from charges for common expenses.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GRAND HAVANA ENTERPRISES, INC.


                                       By          /s/ HARRY SHUSTER
                                          --------------------------------------
                                          Harry Shuster, Chairman of the Board,
                                          President and Chief Executive Officer

                                       Dated: January 8, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                            Capacity                                     Date
       ---------                            --------                                     ----
        /s/HARRY SHUSTER                    Chairman of the Board,                  January 8, 1998
------------------------------------        President and Chief Executive Officer,
         Harry Shuster                      Chief Financial Officer (Principal
                                            Financial Officer) and Director

                                            Director                                January _, 1998
------------------------------------
         Harvey Bibicoff


       /s/ STANLEY SHUSTER                  Director                                January 8, 1998
------------------------------------
        Stanley Shuster

                                  EXHIBIT INDEX

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

(3)-3 Certificate of Amendment to Certificate of Incorporation of the Company, filed in the Office of the Secretary of State of Delaware on February 28, 1997.*

(3)-4 Certificate of Amendment to Certificate of Incorporation of the Company filed in the Office of the Secretary of State of Delaware on December 12, 1997.*

(4)-1 Warrant Agreement, dated April 20, 1994, between the Company and OTR, Inc., filed as Exhibit (4)-1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, is hereby incorporated herein by reference.

(4)-2 Form of Underwriters' Unit Purchase Options, Underwriters' Class A Warrant and Underwriters' Class B Warrant issued to M. H. Meyerson & Co., Inc. and Biltmore Securities, Inc. and their designees, filed as Exhibit (1)-2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-1 Consulting Agreement, dated as of June 1, 1993, between the Company and Harry Shuster, filed as Exhibit (10)-38 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-2 Form of Indemnity Agreement entered into by the Company with each of its Directors, filed as Exhibit (10)-39 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-3 Stock Purchase Agreement, dated as of February 4, 1994, between Chicken & Ribs, Inc. and H & H Restaurant Holding Corporation and related Promissory Note, filed as Exhibit (10)-40 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-4 Amendment No. 1, dated March 24, 1994, to Stock Purchase Agreement dated as of February 4, 1994, between Chicken & Ribs, Inc. and H & H Restaurant Holding Corporation, filed as Exhibit (10)-41 to the Company's Registration Statement on Form SB-2 (Registration No. 33-68252-LA), is hereby incorporated herein by reference.

(10)-5 Amendment No. 2 to Stock Purchase Agreement, dated as of April 4, 1994, between Chicken & Ribs, Inc. and H & H Restaurant Holding Corporation, filed as Exhibit (10)-34 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

(10)-6 Note Modification and Extension Agreement, dated as of January 21, 1995, between H & H Restaurant Holding Corporation and Chicken & Ribs, Inc., as filed as Exhibit (10)-25 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, is hereby incorporated by reference.

(10)-7 Territory Rights Agreement, dated August 22, 1994, between Love's Enterprises, Inc. and PT Transpacific Ekagraha, filed as Exhibit
          (10)-29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

(10)-8 Stock Option Agreement, dated September 21, 1994, as amended, between the Company and Arnold Wasserman covering 25,000 shares of the Common Stock, par value $.01 per share, of the Company, as filed as Exhibit
          (10)-27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, is hereby incorporated by reference.

(10)-9 Village on Canon Lease, dated July 1, 1994, between Pinkwood Properties Corp. and the Company, filed as Exhibit (10)-37 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

(10)-10 Lease Agreement, dated December 1, 1994, between 1990 Westwood Boulevard and the Company, with respect to the Company's corporate offices, Filed as Exhibit (10)-32 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, is hereby incorporated by reference.

(10)-11 Agreement of Lease, dated September 16, 1996, between 666 Fifth Avenue Limited Partnership and Grand Havana Room -- New York, Inc., filed as Exhibit (10)-35 to the Company's Registration Statement on Form S-3 (File No. 333-16045), is hereby incorporated by reference.

(10)-12 Office Building Lease dated August 23, 1996, by and between Writ Limited Partnership and the Company, T/A Grand Havana Room, filed as Exhibit (10)-39 to the Company's Registration Statement on Form S-3 (File No. 333-16045), is hereby incorporated by reference.

(10)-13 Financing Agreement dated September 10, 1996 by and between the Company and United Leisure Corporation, filed as Exhibit (10)-40 to the Company's Registration Statement on Form S-3 (File No. 333-16045), is hereby incorporated by reference.

(10)-14 Territorial Rights Agreement dated as of May 6, 1997 by and among the Company and Grand Havana Room (Asia) Holding Hong Kong*

(10)-15 Financing Agreement dated as of February 12, 1997 by and between United Leisure Corporation and the Company*

(10)-16 Amendment No. 1 to Financing Agreement dated as of September 30, 1997 between United Leisure Corporation and the Company (amending financing agreement dated February 12, 1997)*

(10)-17 Amendment No. 1 to Financing Agreement dated as of July 15, 1997 between United Leisure Corporation and the Company (amending financing agreement dated September 10, 1996)*

(10)-18 Financing Agreement dated as of May 1, 1997 by and between United Film Distributors, Inc. and the Company*

(10)-19   1996 Stock Option Plan of the Company*

(10)-20 Lease Agreement dated as of February 24, 1997 by and between the Company and Bally's Grand, Inc.*

(10)-21 Consulting Agreement between the Company and IPO Consultants dated September 16, 1997*

(21)      List of Subsidiaries*

(23)      Consent of Hollander, Gilbert & Co., independent public accountants.*

(27)      Financial Data Schedule*

----------
*  Filed herewith