Form 10QSB
period 1997-12-28
GRAND HAVANA ENTERPRISES INC
filed 1998-02-17
CIK 909483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 28, 1997; or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number 0-24828

                         GRAND HAVANA ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                  95-4428370
    ---------------------------------               ---------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

             1990 WESTWOOD BOULEVARD, LOS ANGELES, CALIFORNIA 90025
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (310) 475-5600
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                            YES  [X]          NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                    Outstanding at February 11, 1998
       -----------------------           --------------------------------
       Common Stock, par value                   12,949,306 shares
           $.01 per share

Transitional Small Business Disclosure Format (check one):

                            YES  [ ]          NO  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 December 28,    September 28,
                                                     1997            1997
                                                 ------------    -------------
                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                    $  208,239      $  879,461
     Accounts receivable, net                        154,208          56,924
     Current portion of note receivable               20,786          24,829
     Subscriptions receivable                                      1,288,950
     Inventories                                     767,420         786,168
     Prepaid expenses                                276,465         206,685
     Net assets of discontinued operations           224,533         237,143
                                                  ----------      ----------
            TOTAL CURRENT ASSETS                   1,651,651       3,480,160

PROPERTY AND EQUIPMENT, Net                        4,588,712       4,458,734

OTHER ASSETS
     Restricted cash                                 993,596         118,596
     Note receivable, net of current portion          55,171          55,171
     Pre-opening costs                                 8,921           6,895
     Due from related parties                         45,252          78,032
     Deferred charges                                181,078         205,596
     Deposits and other assets                        95,650          95,650
                                                  ----------      ----------
            TOTAL OTHER ASSETS                     1,379,668         559,940
                                                  ----------      ----------
                                                  $7,620,031      $8,498,834
                                                  ==========      ==========


     See accompanying notes to consolidated condensed financial statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED


                                                                  December 28,      September 28,
                                                                      1997               1997
                                                                  ------------      -------------
                                                                    (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable to related parties                             $  1,157,000       $  1,482,000
     Accounts payable                                                1,161,861          1,054,547
     Accrued liabilities                                               154,541            203,942
     Deferred revenues                                                 151,289             57,026
     Due to related parties                                            490,194            420,599
     Deferred rent payable                                             477,990            488,606
     Accrued costs of discontinued operations                          155,068            200,000
                                                                  ------------       ------------
            TOTAL CURRENT LIABILITIES                                3,747,943          3,906,720
                                                                  ------------       ------------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized - 3,000,000
        shares; issued and outstanding - none
     Common stock, $.01 par value; authorized - 50,000,000
        shares; issued and outstanding - 11,799,306 shares             117,994            117,994
     Additional paid-in capital                                     12,684,723         12,684,723
     Accumulated deficit                                            (8,930,629)        (8,210,603)
                                                                  ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                               3,872,088          4,592,114
                                                                  ------------       ------------
                                                                  $  7,620,031       $  8,498,834
                                                                  ============       ============


     See accompanying notes to consolidated condensed financial statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                   -------------------------------
                                                   December 28,       December 29,
                                                       1997               1996
                                                   ------------       ------------
                                                    (Unaudited)        (Unaudited)
REVENUES
     Food and beverage                             $    862,312       $    638,186
     Merchandise sales                                  184,425             72,869
     Membership fees                                    273,743            158,367
     Other                                              175,805             19,499
                                                   ------------       ------------
            TOTAL REVENUES                            1,496,285            888,921

COSTS AND EXPENSES
     Food and beverage                                  416,903            215,925
     Merchandise                                        127,389             48,305
     Operating expenses
         Direct labor                                   653,789            403,091
         Occupancy and other                            771,198            297,784
     General and administrative                         100,598            101,656
     Depreciation and amortization                      107,501             51,386
                                                   ------------       ------------
            TOTAL COSTS AND EXPENSES                  2,177,378          1,118,147
                                                   ------------       ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                     (681,093)          (229,226)

OTHER INCOME (EXPENSE)
     Interest income                                      1,365              4,894
     Interest expense                                   (40,298)           (36,558)
                                                   ------------       ------------
            TOTAL OTHER INCOME (EXPENSE)                (38,933)           (31,664)
                                                   ------------       ------------

LOSS FROM CONTINUING OPERATIONS                        (720,026)          (260,890)

DISCONTINUED OPERATIONS
     Loss from operations                                                  (94,809)
     Estimated loss on disposal                                           (874,248)
                                                   ------------       ------------
            LOSS FROM DISCONTINUED OPERATIONS                --           (969,057)
                                                   ------------       ------------

NET LOSS                                           $   (720,026)      $ (1,229,947)
                                                   ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                              11,799,306          7,309,100
                                                   ============       ============

BASIC LOSS PER SHARE
     Loss from continuing operations               $      (0.06)      $      (0.04)
     Loss from discontinued operations                                       (0.01)
     Estimated loss on disposal                                              (0.12)
                                                   ------------       ------------
                                                   $      (0.06)      $      (0.17)
                                                   ============       ============


     See accompanying notes to consolidated condensed financial statements.

                         GRAND HAVANA ENTERPRISES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Three Months Ended
                                                                 -----------------------------
                                                                 December 28,      December 29,
                                                                     1997              1996
                                                                 -----------       -----------
                                                                 (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $  (720,026)      $(1,229,947)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation and amortization                          120,111            76,749
              Amortization of deferred charges                        24,518            13,335
              Changes in operating assets and liabilities:
                  Accounts receivable                                (97,284)          (39,190)
                  Inventories                                         18,748           (76,208)
                  Prepaid expenses                                   (69,780)          (60,744)
                  Pre-opening costs                                   (2,026)         (357,042)
                  Accounts payable and accrued liabilities            57,913           363,301
                  Accrued costs of discontinued operations           (44,932)          874,248
                  Deferred revenues                                   94,263
                  Deferred rent payable                              (10,616)
                                                                 -----------       -----------
                  NET CASH USED IN OPERATING ACTIVITIES             (629,111)         (435,498)
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                            (237,479)         (481,568)
     Due from related parties                                         32,780            21,419
     Collection of note receivable                                     4,043
     Collection of equipment contract receivable                                       330,000
     Restricted cash                                                (875,000)
                                                                 -----------       -----------
                  NET CASH USED IN INVESTING ACTIVITIES           (1,075,656)         (130,149)
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of notes payable                          (325,000)         (171,520)
     Due to related parties                                           69,595
     Collections of subscriptions receivable                       1,288,950
     Sale of common stock                                                              710,000
                                                                 -----------       -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES        1,033,545           538,480
                                                                 -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (671,222)          (27,167)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       879,461         1,010,062
                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   208,239       $   982,895
                                                                 ===========       ===========


     See accompanying notes to consolidated condensed financial statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION

     The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended December 28, 1997 and December 29, 1996, (b) the financial position at December 28, 1997 and (c) the cash flows for the three months ended December 28, 1997 and December 29, 1996. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of September 28, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

2.    BASIC LOSS PER SHARE

     The Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share" during the three months ended December 28, 1997. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The adoption of the statement did not change the loss per share for three months ended December 29, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

               The Company also operated its On Canon restaurant during the fiscal quarters ended December 29, 1996 and December 28, 1997. Subsequent to the fiscal quarter ended December 28, 1997 the Company ceased operations of its On Canon restaurant and intends to convert the restaurant space, which is located on the ground floor below the Company's Beverly Hills Grand Havana Room, into an expansion of the Company's Beverly Hills Grand Havana Room.

               The Company was incorporated under the laws of the State of Delaware on April 13, 1993. The Company was originally formed in order to acquire all of the capital stock of Love's Enterprises, Inc. ("Love's"), which company was the franchisor, owner and operator of the Love's restaurant chain. Love's was acquired by the Company in May 1993. In December 1996, due to less than anticipated operating results from the Love's restaurant chain, the Company adopted a plan of discontinuance with respect to the Love's restaurant chain.

               Management of the Company expects that during the membership drive for its New York and Washington D.C. Grand Havana Rooms, and during the period it is working on the development of additional Grand Havana Rooms and Grand Havana House of Cigars locations, the Company will continue to experience consolidated losses, until such time as there are enough profitable Grand Havana Rooms and Grand Havana House of Cigars locations developed to absorb the increased expenses and overhead; however, there can be no assurance that such cigar clubs and retail cigar stores will be profitable in the future. The Company has experienced operating losses since its inception.

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

RESULTS OF OPERATIONS - FISCAL QUARTER ENDED DECEMBER 28, 1997 COMPARED TO FISCAL QUARTER ENDED DECEMBER 29, 1996

        The Company derives revenues from five principal sources: food and beverage sales, franchise royalties, sublease income, merchandise sales and membership fees. During its fiscal quarter ended December 28, 1997 the Company had revenues of $1,496,285 compared to revenues of $888,921 for its fiscal quarter ended December 29, 1996, a decrease of $607,364 or approximately 68.3%. The increase in revenues is primarily due to the fact that during its fiscal quarter ended December 29, 1996 the Company operated the On Canon restaurant and one Grand Havana Room as compared to its fiscal quarter ended December 28, 1997 during which the Company operated the On Canon restaurant, three Grand Havana Rooms and three Grand Havana House of Cigar locations. The operations of Love's was discontinued in December 1996, and, accordingly, its results of operations for the quarter ended December 29, 1996 are shown under "Discontinued operations" in the accompanying statement of operations.

        Revenue from food and beverage sales increased from $638,186 in the fiscal quarter ended December 29, 1996 to $862,312 in the fiscal quarter ended December 28, 1997 or $224,126 or approximately 35.1%. This increase is due primarily to having two additional Grand Havana Rooms operating during the fiscal quarter ended December 28, 1997. In addition, revenues from membership fees increased from $158,367 in the fiscal quarter ended December 29, 1996 to $273,743 in the fiscal quarter ended December 28, 1997, an increase of $115,376 or approximately 72.9%. This increase is due to new memberships being sold at the Company's two new Grand Havana Rooms. Revenues from merchandise sales increased from $72,869 for the fiscal quarter ended December 29, 1996 to $184,425 for the fiscal quarter ended December 28, 1997, an increase of $111,556 or approximately 153%. This increase was due to the Company operating three new Grand Havana House of Cigar locations during the fiscal quarter ended December 29, 1997 and to merchandise sales at the two new Grand Havana Rooms which were operating during the fiscal quarter ended December 29, 1997.

        Total costs and expenses of the Company increased from $1,118,147 for the fiscal quarter ended December 29, 1996 to $2,177,378 for the fiscal quarter ended December 28, 1997, an increase of $1,059,231 or 94.7%. The increase is mainly due to increased occupancy, labor, food and beverage, merchandise and other costs associated with the two additional Grand Havana Rooms which were operating during the fiscal quarter ended December 28, 1997 and the three additional Grand Havana House of Cigar locations which were operating during the fiscal quarter ended December 28, 1997.

        The Company's loss from continuing operations increased from ($260,890) in the fiscal quarter ended December 29, 1996 to ($720,026) in the fiscal quarter ended December 28, 1997, or an increase in loss from continuing operations of $459,136 or approximately 176%. This increase in loss was due primarily to the start-up and overhead costs associated with the Company's two new Grand Havana Rooms and losses from the Company's On Canon restaurant during the fiscal quarter ended December 29, 1997. Loss from discontinued operations was ($969,057) for the fiscal quarter ended December 29, 1996 as compared with no such loss for the corresponding quarter in 1997, due to the one-time discontinuance of Love's in December 1996. The Company's net loss decreased from ($1,229,947) or $(0.17) per share in the fiscal quarter ended December 29, 1996 to ($720,026) or $(0.06) per share for the fiscal quarter ended December 28, 1997. This decrease in loss was due primarily to a provision for loss from discontinued operations of the Love's restaurant chain in December 1996, which decrease in loss was offset in part by increased costs associated with the Company's additional operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company intends to continue the expansion of its business, primarily through the development and operation of additional Grand Havana Rooms and Grand Havana House of Cigar locations. In order to decrease its cash expenditures in connection with its future planned expansion activities, the Company is currently investigating the possibility of continuing its expansion plans with one or more joint venture partners; however, no agreements have as yet been reached with any prospective joint venture partners, and there can be no assurance that the Company will be able to reach any such agreements in the future.

        As a result of its expansion activities, the Company's working capital has been continually reduced and at December 28, 1997 the Company had cash or cash equivalents of $208,239. The Company anticipates that in connection with continuing the operation of its currently operational Grand Havana Rooms and Grand Havana House of Cigars as well as its future development plans with respect to its Grand Havana Rooms and Grand Havana House of Cigars it will need additional working capital during the next 12 months. The Company's New York Grand Havana Room and Washington, D.C. Grand Havana Room have experienced continuing losses since their respective openings, and the Company anticipates that it will continue to incur substantial future losses from these two Grand Havana Rooms until substantially more memberships are sold in each of these clubs. The Company is currently marketing each of these clubs for use for event parties with the goal of attracting additional members to these clubs.

        In order to raise additional capital to fund its existing operations and to develop future Grand Havana Rooms and Grand Havana House of Cigar locations, the Company anticipates that it will seek to raise additional funds as may be required through the sale of its securities (and/or through the exercise of outstanding warrants to purchase its securities) in the next twelve month period. In addition, the Company may determine to reduce the exercise prices of warrants that have been previously privately placed. During the quarter ended December 28, 1997 the Company conducted a Regulation S offering of its common stock and warrants to purchase its common stock, raising aggregate gross proceeds for the Company of approximately $2,650,000 (the "Regulation S Offering"). In addition, subsequent to the fiscal quarter ended December 28, 1997, the Company agreed to reduce the warrant exercise price of warrants to purchase an aggregate of 1,100,000 shares of common stock of the Company held by the finder in the Regulation S Offering, which warrants had an original warrant exercise price of $.82 per share. The warrant exercise price of such finder's warrants was reduced to an exercise price of $.27 per share on condition that all of such warrants be then-exercised. All of such warrants were exercised in mid January 1998 for aggregate gross proceeds to the Company from such warrant exercise of approximately $297,000.

        Due to the fact that the trading price of the Company's common stock has fallen during recent months, there can be no assurance that the Company will be able to sell its securities in private placements on terms that are acceptable to the Company. In addition, the Company does not currently meet the new listing standards for maintenance of the Company's securities on Nasdaq's SmallCap Market, which new standards will become effective in late February 1998. If the Company is unable to comply with these criteria, the Company's securities may be delisted from the Nasdaq SmallCap Market, which might result in the Company having difficulty in placing its securities with prospective investors.

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

        Substantially all of the funds raised in the Regulation S Offering, as well as funds loaned by entities affiliated with the Company, as discussed below, have been spent by the Company in connection with the development of the Company's new Grand Havana Rooms and Grand Havana House of Cigar locations, as well as for general working capital purposes and repayment of indebtedness.

        At December 28, 1997 the Company owed an aggregate of $650,000 in principal amount to United Leisure Corporation, an affiliate of the Company, pursuant to a financing agreement dated as of February 12, 1997, as amended. Subsequent to the quarter ended December 28, 1997 the Company repaid an additional $125,000 in principal amount on this loan. All principal plus unaccrued interest thereon is due on or before September 30, 1998. In addition, as of December 28, 1997, an aggregate of $507,000 in principal amount remained outstanding under a financing agreement with United Film Distributors, Inc., an affiliate of the Company, the full amount of which, together with all accrued but unpaid interest thereon, is due and payable by the Company upon demand, which demand may not be made prior to November 1, 1998. Subsequent to the quarter ended December 28, 1997 the Company repaid an additional $200,000 in principal amount on this loan. In addition, during the fiscal quarter ended December 28, 1997, the Company replaced in full the $875,000 in collateral that had previously been pledged by United Leisure Corporation on behalf of the Company to support a letter of credit.

PART II -- OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits

               (27)   Financial Data Schedule

        (b)    Reports on Form 8-K

        On October 15, 1997 the Company filed a Current Report on Form 8-K with respect to an offering pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, which offering was concluded on October 14, 1997, and which Report on Form 8-K was amended by the filing of an Amendment to Form 8-K on February 5, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           GRAND HAVANA ENTERPRISES, INC.



Dated: February 12, 1998                   By  /s/ Harry Shuster
                                              ----------------------------------
                                                   Harry Shuster,
                                                   Chairman of the Board,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer