Form 10QSB
period 1998-03-29
GRAND HAVANA ENTERPRISES INC
filed 1998-05-13
CIK 909483

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 1998; or

   [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

Commission File Number 0-24828

                         GRAND HAVANA ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                            95-4428370
   (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)

  1990 WESTWOOD BOULEVARD, LOS ANGELES, CALIFORNIA              90025
        (Address of Principal Executive Offices)              (Zip Code)

                                 (310) 475-5600
              (Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                        YES      [X]          NO      [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                            Outstanding at May 11, 1998
         -----------------------                   ---------------------------
         Common Stock, par value                         14,174,306 shares
             $.01 per share

Transitional Small Business Disclosure Format (check one):

                        YES      [ ]          NO      [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  March 29,      September 28,
                                                     1998            1997
                                                  ----------     -------------
                                                  (Unaudited)
                              ASSETS

CURRENT ASSETS
     Cash and cash equivalents                    $  210,698      $  879,461
     Accounts receivable, net                        182,935          56,924
     Current portion of note receivable               16,697          24,829
     Subscriptions receivable                             --       1,288,950
     Inventories                                     659,378         786,168
     Prepaid expenses                                296,126         206,685
     Net assets of discontinued operations           217,018         237,143
                                                  ----------      ----------
            TOTAL CURRENT ASSETS                   1,582,852       3,480,160

PROPERTY AND EQUIPMENT, Net                        4,618,665       4,458,734

OTHER ASSETS
     Restricted cash                                 975,045         118,596
     Note receivable, net of current portion          55,171          55,171
     Pre-opening costs                                10,547           6,895
     Due from related parties                         48,000          78,032
     Deferred charges                                118,586         205,596
     Deposits and other assets                        89,927          95,650
                                                  ----------      ----------
            TOTAL OTHER ASSETS                     1,297,276         559,940
                                                  ----------      ----------
                                                  $7,498,793      $8,498,834
                                                  ==========      ==========



     See accompanying notes to consolidated condensed financial statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED


                                                                    March 29,         September 28,
                                                                       1998               1997
                                                                   ------------       -------------
                                                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable to related parties                              $  1,027,000       $  1,482,000
     Accounts payable                                                 1,133,964          1,054,547
     Accrued liabilities                                                130,390            203,942
     Deferred revenues                                                   83,307             57,026
     Due to related parties                                             573,431            420,599
     Deferred rent payable                                              533,771            488,606
     Accrued costs of discontinued operations                           129,976            200,000
                                                                   ------------       ------------
            TOTAL CURRENT LIABILITIES                                 3,611,839          3,906,720

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized - 3,000,000
        shares; issued and outstanding - none
     Common stock, $.01 par value; authorized - 50,000,000
        shares; issued and outstanding - 14,174,306 shares at           141,744            117,994
        March 29, 1998 and 11,799,306 at September 28, 1997
     Additional paid-in capital                                      13,279,044         12,684,723
     Accumulated deficit                                             (9,533,834)        (8,210,603)
                                                                   ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                                3,886,954          4,592,114
                                                                   ------------       ------------
                                                                   $  7,498,793       $  8,498,834
                                                                   ============       ============



     See accompanying notes to consolidated condensed financial statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                       Three Months Ended                   Six Months Ended
                                                  ------------      -----------      ------------      -----------
                                                   March 29,         March 30,        March 29,         March 30,
                                                      1998              1997             1998              1997
                                                  ------------      -----------      ------------      -----------
                                                  (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
REVENUES
     Food and beverage                            $    762,305      $   677,962      $  1,624,617      $ 1,316,148
     Merchandise sales                                 240,658           62,928           425,083          135,797
     Membership fees                                   471,577          202,100           745,320          360,467
     Other                                              26,162              568           201,967           20,067
                                                  ------------      -----------      ------------      -----------
            TOTAL REVENUES                           1,500,702          943,558         2,996,987        1,832,479

COSTS AND EXPENSES
     Food and beverage                                 288,782          231,829           705,685          447,754
     Merchandise                                        90,684           28,701           218,073           77,006
     Operating expenses
         Direct labor                                  604,053          376,847         1,257,842          779,938
         Occupancy and other                           798,495           88,691         1,569,693          386,475
     Pre-opening expenses                                                75,000               --            75,000
     General and administrative                        182,969          356,062           283,567          457,718
     Depreciation and amortization                      87,172           51,452           194,673          102,838
                                                  ------------      -----------      ------------      -----------
            TOTAL COSTS AND EXPENSES                 2,052,155        1,208,582         4,229,533        2,326,729
                                                  ------------      -----------      ------------      -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                    (551,453)        (265,024)       (1,232,546)        (494,250)

OTHER INCOME (EXPENSE)
     Interest income                                       168              650             1,533            6,300
     Interest expense                                  (51,920)                           (92,218)         (36,558)
     Other income, net                                                    4,844                              4,088
                                                  ------------      -----------      ------------      -----------
            TOTAL OTHER INCOME (EXPENSE)               (51,752)           5,494           (90,685)         (26,170)
                                                  ------------      -----------      ------------      -----------

LOSS FROM CONTINUING OPERATIONS                       (603,205)        (259,530)       (1,323,231)        (520,420)

DISCONTINUED OPERATIONS
     Loss from operations                                                                                  (94,809)
     Estimated loss on disposal                                                                           (874,248)
                                                  ------------      -----------      ------------      -----------
            LOSS FROM DISCONTINUED OPERATIONS               --               --                --         (969,057)
                                                  ------------      -----------      ------------      -----------

NET LOSS                                          $   (603,205)     $  (259,530)     $ (1,323,231)     $(1,489,477)
                                                  ============      ===========      ============      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                             13,774,000        7,548,000        12,824,000        7,430,000
                                                  ============      ===========      ============      ===========

BASIC AND DILUTED LOSS PER SHARE
     Loss from continuing operations              $      (0.04)     $     (0.03)     $      (0.10)     $     (0.07)
     Loss from discontinued operations                                                                       (0.01)
     Estimated loss on disposal                                                                              (0.12)
                                                  ------------      -----------      ------------      -----------
                                                  $      (0.04)     $     (0.03)     $      (0.10)     $     (0.20)
                                                  ============      ===========      ============      ===========




     See accompanying notes to consolidated condensed financial statements.

                          GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                ----------------------------
                                                                 March 29,        March 30,
                                                                   1998             1997
                                                                -----------      -----------
                                                                (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $(1,323,231)     $(1,489,477)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation and amortization                         194,673          102,838
              Common stock issued for services and fees              99,681
              Changes in operating assets and liabilities:
                  Accounts receivable                              (126,011)         (89,084)
                  Inventories                                       126,790         (362,033)
                  Prepaid expenses                                  (89,441)        (191,380)
                  Pre-opening costs                                  (3,652)         108,172
                  Net assets of discontinued operations              20,125         (515,901)
                  Deposits and other                                  5,723          116,205
                  Accounts payable and accrued liabilities            5,865          401,803
                  Accrued costs of discontinued operations          (70,024)         261,803
                  Deferred revenues                                  26,281          753,291
                  Deferred rent payable                              45,165
                                                                -----------      -----------
                  NET CASH USED IN OPERATING ACTIVITIES          (1,088,056)        (903,763)
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                           (267,594)      (2,578,588)
     Due from related parties                                        30,032           21,419
     Capital assets                                                                 (120,110)
     Collection of note receivable                                    8,132
     Collection of equipment contract receivable                                     330,000
     Restricted cash                                               (856,449)
                                                                -----------      -----------
                  NET CASH USED IN INVESTING ACTIVITIES          (1,085,879)      (2,347,279)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                     603,480
     Principal reductions of notes payable                         (455,000)
     Due to related parties                                         152,832
     Collections of subscriptions receivable                      1,288,950
     Sale of common stock                                           518,390        1,791,050
                                                                -----------      -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES       1,505,172        2,394,530
                                                                -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (668,763)        (856,512)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      879,461        1,010,062
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   210,698      $   153,550
                                                                ===========      ===========



     See accompanying notes to consolidated condensed financial statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

        The interim consolidated financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended March 29, 1998 and March 30, 1997, (b) the consolidated financial position at March 29, 1998 and (c) the consolidated cash flows for the six months ended March 29, 1998 and March 30, 1997. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the costs of the development of new Grand Havana Room and Grand Havana House of Cigars locations, compliance with regulatory requirements, the Company's ability to sell memberships in its Washington, D.C. location, a decline in public consumption of cigars and other tobacco products, significant increases in excise taxes which could substantially increase the price of cigars and general economic factors. All forward-looking statements contained in this Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.


OVERVIEW

               The Company is engaged in the business of the ownership, operation and development of private membership cigar clubs and restaurants known as "Grand Havana Rooms," and the ownership, operation and development of retail cigar stores known as "Grand Havana House of Cigars." Unless the context otherwise indicates, the "Company" means Grand Havana Enterprises, Inc. and its consolidated subsidiaries.

               The Company currently owns and operates three Grand Havana Rooms, one in Beverly Hills, California which opened in June 1995, one in Washington, D.C. which opened in March 1997 and a third in New York, New York which opened in May 1997. In addition, the Company currently owns and operates three Grand Havana House of Cigars locations, one in Beverly Hills, California which opened in December, 1997, one in Washington D.C. which opened in March, 1997, and one in Las Vegas, Nevada which opened in November, 1997. As its principal business focus, the Company intends to actively pursue the operation of its existing

Grand Havana Room locations and Grand Havana House of Cigars locations, and to develop additional locations of these two establishments in major cities in the United States.

               Management of the Company expects that during the membership drive for its Washington, D.C. Grand Havana Room, and during the period it is working on the development of additional Grand Havana Rooms and Grand Havana House of Cigars locations, the Company will continue to experience consolidated losses, until such time as there are enough profitable Grand Havana Rooms and Grand Havana House of Cigars locations developed to absorb the increased expenses and overhead; however, there can be no assurance that such cigar clubs and retail cigar stores will be profitable in the future. The Company has experienced operating losses since its inception.

               During the fiscal quarter ended March 29, 1998, the Company ceased operations of its On Canon restaurant in Beverly Hills, California, and intends to convert the restaurant space, which is located on the ground floor below the Company's Beverly Hills Grand Havana Room, into an expansion of the Company's Beverly Hills Grand Havana Room.

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

               In furtherance and complete implementation of such plan, the following transactions took place. The Company's wholly-owned subsidiary, Love's, and Custom Food Concepts, Inc. ("Concepts") entered into an agreement dated February 24, 1998, pursuant to which Love's agreed to sell the assets of the Love's Wood Pit Barbecue Restaurant in Lakewood, California and assign its leasehold interest in the premises, for a total purchase price of $18,000 (the "Lakewood Agreement). The sale of the property is currently in escrow.

               Love's and Custom Food Franchise Group, Inc. ("Franchise Group") entered into an agreement dated February 24, 1998, pursuant to which Love's (i) sold its rights as franchisor of the remaining Love's Wood Pit Barbecue restaurants operating in the United States, and its related leasehold interests;
(ii) granted an option to Franchise Group to franchise Love's Wood Pit Barbecue restaurants in Canada and Mexico, said option to be exercisable until February 23, 2001 (the "Franchise Option"); and (iii) assigned to Franchise Group intellectual property rights in the United States associated with Love's Wood Pit Barbecue Restaurants, including trademarks, service marks, logos, slogans and designs, for a total purchase price of $117,000 (the "Franchise Agreement"). This transaction has closed. If the Franchise Option is exercised, Franchise Group will pay Love's the additional sum of $10,000.

               The Company guaranteed certain of Love's undisclosed obligations as of February 24, 1998 with respect to the foregoing transactions, for which the Company was paid $50,000. The Company's maximum liability under said guarantee is $185,000. If the sale contemplated by the Lakewood Agreement is not consummated, the Company is required to repay the $50,000 received by it.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 29, 1998
COMPARED TO THREE MONTHS ENDED MARCH 30, 1997

               The Company derives revenues from continuing operations from three principal sources: food and beverage sales, merchandise sales and membership fees. During the fiscal quarter ended March 29, 1998 the Company had revenues of $1,500,702 compared to revenues of $943,558 for the fiscal quarter ended March 30, 1997, an increase of $557,144 or approximately 59.0%. The increase in revenues is primarily due to the fact that the Company had three Grand Havana Rooms operating during the fiscal quarter ended March 29, 1998, compared to having one Grand Havana Room operating during the fiscal quarter ended March 30, 1997. The operations of Love's was discontinued in December 1996, and, accordingly, its results of operations for the quarter ended March 30, 1997 are shown under "Discontinued operations" in the accompanying statement of operations.

               Revenue from food and beverage sales increased from $677,962 in the fiscal quarter ended March 30, 1997 to $762,305 in the fiscal quarter ended March 29, 1998, an increase of $84,343 or approximately 12.4%. This increase is due primarily to having three Grand Havana Rooms operating during the fiscal quarter ended March 29, 1998, compared to having one Grand Havana Room operating during the fiscal quarter ended March 30, 1997, offset in part by the closure of the On Canon restaurant during the fiscal quarter ended March 29, 1998, compared to having the operations of such establishment during the entire fiscal quarter ended March 30, 1997. Revenues from membership fees increased from $202,100 in the fiscal quarter ended March 30, 1997 to $471,577 in the fiscal quarter ended March 29, 1998, an increase of $269,477 or approximately 133%. This increase is due to new memberships being sold at the Company's two new Grand Havana Rooms. Revenues from merchandise sales increased from $62,928 for the fiscal quarter ended March 30, 1997 to $240,658 for the fiscal quarter ended March 29, 1998, an increase of $177,730 or approximately 282%. This increase was due to the Company's operating three new Grand Havana House of Cigar locations during the fiscal quarter ended March 29, 1998 and merchandise sales at the two new Grand Havana Rooms which were operating during the fiscal quarter ended March 29, 1998.

               Total costs and expenses of the Company increased from $1,208,582 for the fiscal quarter ended March 30, 1997 to $2,052,155 for the fiscal quarter ended March 29, 1998, an increase of $843,573 or approximately 69.8%. This increase is primarily due to increased occupancy, labor, food and beverage, merchandise and other costs associated with the two additional Grand Havana Rooms and three additional Grand Havana House of Cigar locations which were operating during the fiscal quarter ended March 29, 1998 compared to the fiscal quarter ended March 30, 1997.

               The Company's loss from continuing operations increased from ($259,530) in the fiscal quarter ended March 30, 1997 to ($603,205) in the fiscal quarter ended March 29, 1998, an increase in loss from continuing operations of $343,675 or approximately 132%. This increase in loss was due primarily to operating costs associated with the Company's two new Grand Havana Rooms. The Company's net loss increased from ($259,530) or $(0.03) per share in the fiscal quarter ended March 30, 1997 to ($1,089,467) or ($0.08) per share for the fiscal quarter ended March 29, 1998. This increase in loss was due primarily to operating costs associated with the Company's two new Grand Havana Rooms.


RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 29, 1998, COMPARED
TO SIX MONTHS ENDED MARCH 30, 1997

               The Company had revenues of $2,996,987 for the six-month period ended March 29, 1998, compared to $1,832,479 for the six-month period ended March 30, 1997, an increase of $1,164,508 or approximately 63.5%. This increase in revenues was due primarily to the fact that the Company had three Grand Havana Rooms operating during the six-month period ended March 29, 1998, compared to having one Grand Havana Room operating during the six-month period ended March 30, 1997.

               Total costs and expenses of the Company increased from $2,326,729 for the six-month period ended March 30, 1997 to $4,229,533 for the six-month period ended March 29, 1998, an increase of $1,902,804 or approximately 81.8%. This increase is primarily due to increased occupancy, labor, food and beverage, merchandise and other associated with the two additional Grand Havana Rooms and three additional Grand Havana House of Cigar locations which were operating during the six-month period ended

March 29, 1998 compared to the six-month period ended March 30, 1997.

               The Company experienced a net loss of $(1,809,493) for the six-month period ended March 29, 1998 compared to a net loss of $(1,489,477) for the six-month period ended March 30, 1997, an increase of $320,016 or approximately 21.5%. The net loss during the six-month period ended March 30, 1997 included results of the discontinued operations of Love's restaurants of ($969,057). The loss from continuing operations increased from $520,420 during the six-month period ended March 30, 1997 to $1,323,231 during the six-month period ended March 29, 1998, an increase of $802,811 or approximately 154%. This increase in loss is primarily due to costs associated with the Company's two new Grand Havana Rooms.


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

               As a result of its expansion activities, the Company's working capital has been continually reduced and at March 29, 1998 the Company had cash or cash equivalents of $210,698. The Company anticipates that in connection with continuing the operation of its existing Grand Havana Rooms and Grand Havana House of Cigars locations, as well as its future development plans with respect to its Grand Havana Rooms and Grand Havana House of Cigars, it will need additional working capital during the next 12 months. The Company's New York Grand Havana Room and Washington, D.C. Grand Havana Room have experienced continuing losses since their respective openings. Although the New York Grand Havana Room has recently achieved a break-even point, the Company anticipates that it will continue to incur substantial future losses from the Washington, D.C. Grand Havana Room until substantially more memberships are sold at that club. The Company is currently marketing each of these clubs for use for event parties with the goal of attracting additional members to these clubs.

               In order to raise additional capital to fund its existing operations and to develop future Grand Havana Rooms and

Grand Havana House of Cigars locations, the Company anticipates that it will seek to raise additional funds as may be required through the sale of its securities (and/or through the exercise of outstanding warrants to purchase its securities) in the next twelve month period. In addition, the Company has reduced, and may continue to reduce, the exercise prices of warrants that have been previously issued. During the fiscal quarter ended March 29, 1998, the Company agreed to reduce the warrant exercise price of warrants to purchase an aggregate of 1,100,000 shares of common stock of the Company issued in an offering pursuant to Regulation S promulgated under the Securities Act (a "Regulation S Offering") conducted during the quarter ended December 28, 1997, which warrants had an original exercise price of $.82 per share. The warrant exercise price of such warrants was reduced to an exercise price of $.27 per share and all of such warrants were exercised in January 1998, resulting in aggregate gross proceeds to the Company of $297,000, and net proceeds, after deducting a 10% placement fee and a 3% non-accountable expense allowance, of $258,390.

               During the quarter ended March 29, 1998, the Company conducted a Regulation S Offering of 1,200 units, consisting of shares of its common stock and warrants to purchase its common stock, resulting in aggregate gross proceeds to the Company of approximately $300,000, and net proceeds, after deducting an 8% placement fee, a 2% non-accountable expenses allowance and other related expenses, of $260,000.

               Due to the fact that the trading price of the Company's common stock has fallen during recent months, there can be no assurance that the Company will be able to sell its securities in private placements on terms that are acceptable to the Company. In addition, the Company does not currently meet the new listing requirements for maintenance of the Company's securities on Nasdaq's SmallCap Market (the "New Listing Requirements"). The New Listing Requirements became effective in February 1998. If the Company is unable to comply with the New Listing Requirements, the Company's securities may be de-listed from the Nasdaq SmallCap Market, which might result in the Company having difficulty in placing its securities with prospective investors. In this regard, the Company has prepared and filed with the Securities and Exchange Commission, and mailed to stockholders of record as of the close of business on April 24, 1998, an Information Statement proposing an amendment to the Company's Certificate of Incorporation to effect a 10:1 reverse stock split of the Company's common stock (the "Reverse Stock Split"). If the amendment to the Company's Certificate of Incorporation is approved by the consent of a majority of shares entitled to vote thereon, which can occur on or after May 18, 1998, it is expected that the bid price of the Company's common stock as quoted on the Nasdaq SmallCap Market after the Reverse Stock Split would be greater than $1.00 per share, and the Company would be in compliance with the New Listing Requirements.

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

               Substantially all of the funds raised in the Regulation S Offerings, as well as funds loaned by entities affiliated with the Company, as discussed below, have been spent by the Company in connection with the development of the Company's Grand Havana House of Cigars locations, as well as for general working capital purposes and repayment of indebtedness.

               At March 29, 1998 the Company owed an aggregate of $520,000 in principal amount to United Leisure Corporation ("United Leisure"), an affiliate of the Company, pursuant to a financing agreement dated as of February 12, 1997, as amended. All principal plus unaccrued interest thereon is due on or before September 30, 1998. In addition, as of March 29, 1998, an aggregate of $507,000 in principal amount remained outstanding under a financing agreement with United Film Distributors, Inc., an affiliate of the Company, the full amount of which, together with all accrued but unpaid interest thereon, is due and payable by the Company upon demand, which may not be made prior to November 1, 1998.


PART II -- OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES

               In January 1998, the Company issued 50,000 shares of its common stock to IPO Consultants in connection with investor relations, public relations and corporate consulting services. The Company received no proceeds from this issuance.

               In January 1998, the Company issued 1,100,000 shares of its common stock to Strata Equities Limited upon exercise of a warrant at a reduced exercise price of $.27 per share, resulting in aggregate gross proceeds to the Company of $297,000, and net proceeds, after deducting a 10% placement fee and a 3% non-accountable expense allowance, of $258,390. Baytree Associates,

Incorporated ("Baytree") had served as placement agent for the Regulation S Offering in October 1997.

               In February 1998, the Company issued 1,200 units (each unit consisting of 1,000 shares and warrants to purchase 1,000 shares at $.30 per share) to Cowrie Holdings, Ltd., at $250.00 per unit, in a Regulation S Offering, resulting in aggregate gross proceeds to the Company of $300,000, and net proceeds, after deducting an 8% placement fee, a 2% non-accountable expenses allowance and other related expenses, of $260,000. The warrants may be exercised for a period of five years from issuance. The Regulation S Offering was placed through Baytree, which received an 8% commission and a 2% non-accountable expense allowance in connection with the Regulation S Offering.

               In March 1998, the Company issued 25,000 shares of its common stock to United Leisure, an affiliate of the Company, in connection with the extension of the maturity date of the loan previously made by United Leisure to the Company from March 29, 1998 to September 30, 1998. The Company received no proceeds from this issuance.

               Except for the Regulation S Offering described above, (i) each of the foregoing offerings was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid; and (ii) each of the foregoing transactions was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof, for transactions by an issuer not involving any public offering.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits

               (27)   Financial Data Schedule

        (b)    Reports on Form 8-K

               On February 5, 1998, the Company filed an Amendment to a Current Report on Form 8-K (originally filed on October 15, 1997) with respect to an offering of securities pursuant to Regulation S, which was concluded in October 1997.

               On February 27, 1998 the Company filed a Current Report on Form 8-K with respect to an offering of securities pursuant to Regulation S, which was concluded in February 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GRAND HAVANA ENTERPRISES, INC.



Dated: May 13, 1998                          By /s/ Harry Shuster
                                                --------------------------------
                                                Harry Shuster,
                                                Chairman of the Board,
                                                Chief Executive Officer and
                                                Chief Financial Officer