Form 10QSB
period 1998-06-28
GRAND HAVANA ENTERPRISES INC
filed 1998-08-12
CIK 909483

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 1998; or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
     ___________________ .

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


                                  310/475-5600
              (Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                 YES    [X]               NO       [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                Class                           Outstanding at August 10, 1998
         ---------------------                  ------------------------------
          Common Stock, par                            14,174,306 shares
         value $.01 per share


Transitional Small Business Disclosure Format (check one):

                 YES    [ ]               NO       [X]

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)


                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   June 28,      September 28,
                                                                                     1998            1997
                                                                                 ------------    ------------
                                                                                 (Unaudited)

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                   $     5,064     $   879,461
     Accounts receivable, net                                                        289,309          56,924
     Current portion of note receivable                                               16,697          24,829
     Subscriptions receivable                                                              -       1,288,950
     Inventories                                                                     633,913         786,168
     Prepaid expenses                                                                365,905         206,685
     Net assets of discontinued operations                                             2,706         237,143
                                                                                 ------------     ----------
            TOTAL CURRENT ASSETS                                                   1,313,594       3,480,160

PROPERTY AND EQUIPMENT, Net                                                        4,595,764       4,458,734

OTHER ASSETS
     Restricted cash                                                                 935,000         118,596
     Note receivable, net of current portion                                          55,171          55,171
     Pre-opening costs                                                                 5,447           6,895
     Due from related parties                                                         48,000          78,032
     Deferred charges                                                                 89,472         205,596
     Deposits and other assets                                                       118,827          95,650
                                                                                 ------------    ------------
            TOTAL OTHER ASSETS                                                     1,251,917         559,940
                                                                                 ------------    ------------
                                                                                 $ 7,161,275     $ 8,498,834
                                                                                 ============    ============

     See accompanying notes to consolidated condensed financial statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED

                                                                                     June 28,      September 28,
                                                                                      1998             1997
                                                                                  -------------    -------------
                                                                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to related parties                                              $  1,027,000    $  1,482,000
     Accounts payable                                                                 1,418,076       1,054,547
     Accrued liabilities                                                                116,450         203,942
     Deferred revenues                                                                   73,845          57,026
     Due to related parties                                                             628,431         420,599
     Deferred rent payable                                                              541,760         488,606
     Accrued costs of discontinued operations                                              --           200,000
                                                                                   ------------    ------------
            TOTAL CURRENT LIABILITIES                                                 3,805,562       3,906,720

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value;  authorized - 3,000,000 shares; issued and outstanding - none
     Common stock, $.01 par value; authorized - 50,000,000
        shares; issued and outstanding - 14,174,306 shares at                           141,744         117,994
        June 28, 1998 and 11,799,306 at September 28, 1997
     Additional paid-in capital                                                      13,279,044      12,684,723
     Accumulated deficit                                                            (10,065,075)     (8,210,603)
                                                                                   ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY                                                3,355,713       4,592,114
                                                                                   ------------    ------------
                                                                                   $  7,161,275    $  8,498,834
                                                                                   ============    ============

     See accompanying notes to consolidated condensed financial statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                       Three Months Ended              Nine Months Ended
                                               ------------------------------   ------------------------------
                                                 June 28,          June 29,       June 28,        June 29,
                                                   1998              1997          1998             1997
                                               -------------    -------------   ------------     -------------
                                               (Unaudited)       (Unaudited)    (Unaudited)      (Unaudited)
REVENUES
     Food and beverage                          $    650,997    $    739,211    $  2,275,614    $  2,055,359
     Merchandise sales                               219,423         117,716         644,506         253,513
     Initial territorial fees                           --           600,000            --           600,000
     Membership fees
         Initial                                     111,500         282,333         348,500         395,833
         Monthly                                     331,344         181,842         839,664         428,809
     Other                                            15,572          23,156         217,539          43,224
                                                ------------    ------------    ------------    ------------
            TOTAL REVENUES                         1,328,836       1,944,258       4,325,823       3,776,738

COSTS AND EXPENSES
     Food and beverage                               226,117         297,381         931,802         745,135
     Merchandise                                     123,956          82,375         342,029         159,381
     Operating expenses
         Direct labor                                511,985         625,907       1,769,827       1,405,845
         Occupancy and other                         560,000         391,328       2,129,693         777,803
     Pre-opening expenses                              7,224         166,550           7,224         241,550
     General and administrative                      285,777         334,790         569,344         792,509
     Depreciation and amortization                   101,761         103,323         296,434         206,161
                                                ------------    ------------    ------------    ------------
            TOTAL COSTS AND EXPENSES               1,816,820       2,001,654       6,046,353       4,328,384
                                                ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                  (487,984)        (57,396)     (1,720,530)       (551,646)

OTHER INCOME (EXPENSE)
     Interest income                                     895           5,082           2,428          11,382
     Interest expense                                (44,152)       (107,309)       (136,370)       (143,867)
     Other income, net                                  --            72,909            --            76,964
                                                ------------    ------------    ------------    ------------
            TOTAL OTHER INCOME (EXPENSE)             (43,257)        (29,318)       (133,942)        (55,521)
                                                ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                     (531,241)        (86,714)     (1,854,472)       (607,167)

DISCONTINUED OPERATIONS
     Loss from operations                               --              --              --           (94,809)
     Estimated gain (loss) on disposal                  --           286,942            --          (587,306)
                                                ------------    ------------    ------------    ------------
            LOSS FROM DISCONTINUED OPERATIONS           --           286,942            --          (682,115)
                                                ------------    ------------    ------------    ------------

NET INCOME (LOSS)                               $   (531,241)   $    200,228    $ (1,854,472)   $ (1,289,282)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                           14,174,306       8,356,461      12,501,306       7,791,131
                                                ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE
     Loss from continuing operations            $      (0.04)   $      (0.01)   $      (0.15)   $      (0.08)
     Loss from discontinued operations                  --              --              --             (0.01)
     Estimated gain (loss) on disposal                  --              0.03            --             (0.08)
                                                ------------    ------------    ------------    ------------
                                                $      (0.04)   $       0.02    $      (0.15)   $      (0.17)
                                                ============    ============    ============    ============


     See accompanying notes to consolidated condensed financial statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                ---------------------------------
                                                                                    June 28,         June 29,
                                                                                      1998             1997
                                                                                --------------   ----------------
                                                                                  (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            $(1,854,472)   $(1,289,282)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation and amortization                                           296,434        206,161
              Common stock issued for services and fees                                99,681           --
              Changes in operating assets and liabilities:
                  Accounts receivable                                                (232,385)       (74,284)
                  Inventories                                                         152,255       (525,682)
                  Prepaid expenses                                                   (159,220)       137,919
                  Pre-opening costs                                                     1,448           --
                  Net assets of discontinued operations                               234,437       (359,924)
                  Deposits and other                                                   92,947       (131,173)
                  Accounts payable and accrued liabilities                            276,037        652,630
                  Accrued costs of discontinued operations                           (200,000)          --
                  Deferred revenues                                                    16,819         71,085
                  Deferred rent payable                                                53,154        584,967
                                                                                  -----------    -----------
                  NET CASH USED IN OPERATING ACTIVITIES                            (1,222,865)      (727,583)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                             (433,464)    (3,435,471)
     Due from related parties                                                          30,032           --
     Collection of note receivable                                                      8,132           --
     Restricted cash                                                                 (816,404)          --
                                                                                  -----------    -----------
                  NET CASH USED IN INVESTING ACTIVITIES                            (1,211,704)    (3,435,471)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of notes payable                                           (455,000)      (172,571)
     Due to related parties                                                           207,832      1,112,542
     Collections of subscriptions receivable                                        1,288,950           --
     Sale of common stock                                                             518,390      2,440,550
                                                                                  -----------    -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,560,172      3,380,521
                                                                                  -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (874,397)      (782,533)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        879,461      1,010,062
                                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     5,064    $   227,529
                                                                                  ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended June 28, 1998 and June 29, 1997, (b) the consolidated financial position at June 28, 1998 and (c) the consolidated cash flows for the nine months ended June 28, 1998 and June 29, 1997. Interim results are not necessarily indicative of results for a full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitations, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act, as amended (the "Exchange Act"), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially form those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the ability to obtain adequate working capital on terms favorable to the Company, the costs of the development of new Grand Havana Rooms and Grand Havana House of Cigars locations, compliance with regulatory requirements, the Company's ability to sell significantly more memberships at its Washington, D.C. location, a decline in public consumption of cigars and other tobacco products, significant increases in excise taxes which could substantially increase the price of cigars and general economic factors. All forward-looking statements contained in this Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

OVERVIEW

     The Company is engaged in the business of the ownership, operation and development of private membership cigar clubs and restaurants known as "Grand
Havana Rooms" and the ownership, operation and development of retail cigar stores known as "Grand Havana House of Cigars." Unless the context otherwise indicates, the "Company" means Grand Havana Enterprises, Inc. and its consolidated subsidiaries.

     The Company currently owns and operates three Grand Havana Rooms, one in Beverly Hills, California, which opened in June 1995; one in Washington, D.C., which opened in March 1997; and one in New York, New York, which opened in May 1997. In addition, the Company currently owns and operates three Grand Havana House of

Cigar locations, one in Beverly Hills, California, which opened in December 1997; one in Washington, D.C., which opened in March 1997; and one in Las Vegas, Nevada, which opened in November 1997. As its principal business focus, the Company intends to continue the operation of its existing Grand Havana Rooms and Grand Havana House of Cigar locations, and develop additional Grand Havana Rooms and Grand Havana House of Cigar locations in other selected major cities in the United States.

     Management of the Company expects that for the foreseeable future the Washington, D.C. Grand Havana Room will continue to operate at a substantial loss and that during the period the Company is working on the development of additional Grand Havana Rooms and Grand Havana House of Cigar locations, the Company will continue to experience consolidated losses until such time as there are enough profitable Grand Havana Rooms and Grand Havana House of Cigar locations developed to absorb the increased expenses and overhead. However, there can be no assurance that additional Grand Havana Rooms and Grand Havana House of Cigar locations will be opened or, if opened, that they will be profitable. The Company has experienced operating losses since its inception.

     During the fiscal quarter ended March 29, 1998, the Company ceased operations of its On Canon restaurant in Beverly Hills, California, and is in the process of converting the restaurant space, which is located on the ground floor below the Company's Beverly Hills Grand Havana Room, into an expansion of that Grand Havana Room. As a result of this additional capacity, the Company has reopened the membership list at the Beverly Hills Grand Havana Room, which was fully subscribed, and has begun to accept names off the waiting list.

     The Company was incorporated under the laws of the State of Delaware on April 13, 1993. The Company was originally formed in order to acquire all of the capital stock of Love's Enterprises, Inc. ("Love's"), which company was the franchisor, owner and operator of the Love's restaurant chain. Love's was acquired by the Company in May 1993. In December 1996, due to less than anticipated operating results from the Love's restaurant chain, the Company adopted a plan of discontinuance with respect thereto.

     In furtherance and complete implementation of such plan, the following transactions took place. The Company's wholly-owned subsidiary, Love's, and Custom Food Concepts, Inc. ("Concepts") entered into an agreement dated February 24, 1998, pursuant to which Love's agreed to sell the assets of the Love's Wood Pit Barbecue Restaurant in Lakewood, California and assign its leasehold interest in the premises, for a total purchase price of $18,000 (the "Lakewood Agreement"). The sale of the property closed on July 30, 1998.

     Love's and Custom Food Franchise Group, Inc. ("Franchise Group") entered into an agreement dated February 24, 1998, pursuant to which Love's (i) sold its rights as franchisor of the remaining Love's Wood Pit Barbecue restaurants operating in the United States, and its related leasehold interests; (ii) granted an option to Franchise Group to franchise Love's Wood Pit Barbecue restaurants in Canada and Mexico, said option to be exercisable until February 23, 2001 (the "Franchise Option"); and (iii) assigned to Franchise Group intellectual property rights in the United States associated with Love's Wood Pit Barbecue restaurants, including trademarks, service marks, logos, slogans and designs, for a total purchase price of $117,000 (the
"Franchise Agreement"). This transaction has also closed. If the Franchise Option is exercised, Franchise Group will pay Love's the additional sum of $10,000.

     The Company guaranteed certain of Love's undisclosed obligations as of February 24, 1998 with respect to the foregoing transactions, for which the Company was paid $50,000. The Company's maximum liability under said guarantee is $185,000.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 28, 1998 COMPARED TO THREE MONTHS ENDED JUNE 29, 1997

     The Company derives revenues from continuing operations from three principal sources: food and beverage sales, merchandise sales and membership fees. During the fiscal quarter ended June 28, 1998, the Company had revenues of $1,328,836 compared to revenues of $1,944,258 for the fiscal quarter ended June 29, 1997, a decrease of $615,422 or approximately 31.7%. This decrease in revenues is primarily due to the fact that a one-time licensing fee in the amount of $600,000 relating to territorial rights for nine Asian countries was earned in the fiscal quarter ended June 29, 1997. Of this amount, the Company established a reserve of $300,000 on its balance sheet at September 28, 1997, as a result of the then-developing Asian financial crisis. Because of continued deteriorating financial conditions in Asia, the Company does not now believe that it will receive the second $300,000 payment with respect to this one-time licensing fee.

     The operations of Love's was discontinued in December 1996 and, accordingly, its results of operations for the fiscal quarter ended June 29, 1997 are shown under "Discontinued Operations" in the accompanying statement of operations.

     Revenue from food and beverage decreased from $739,211 in the fiscal quarter ended June 29, 1997 to $650,997 in the fiscal quarter ended June 28, 1998, a decrease of $88,214 or approximately 11.9%. This decrease is primarily attributable to the fact that the Company's On Canon Restaurant was not operating during the fiscal quarter ended June 28, 1998, whereas it was operational during the fiscal quarter ended June 29, 1997. The decrease in food and beverage revenue would have been greater but for the fact that the Company had three Grand Havana Rooms operational in the fiscal quarter ended June 28, 1998 compared to two Grand Havana Rooms operational during the full fiscal quarter ended June 29, 1997.

     Revenue from merchandise sales increased from $117,716 in the fiscal quarter ended June 29, 1997 to $219,423 in the fiscal quarter ended June 28, 1998, an increase of $101,707 or approximately 86.4%. This increase is due to the fact that the Company had one Grand Havana House of Cigars location operational during the full fiscal quarter ended June 29, 1997, compared to three Grand Havana House of Cigar locations being operational during the fiscal quarter ended June 28, 1998.

     Monthly membership fees increased from $181,842 in the fiscal quarter ended June 29, 1997 to $331,344 in the fiscal quarter ended June 28, 1998, an increase of $149,502 or approximately 82.2%. Conversely, initial membership fees decreased from $282,333 in the fiscal quarter ended June 29, 1997 to $111,500 in the fiscal quarter ended June 28, 1998, a decrease of $170,833 or approximately 60.5%. This primarily reflects the fact that with all three of the Company's Grand Havana Rooms now having been open for more than one year, the allocation of membership fees has shifted from initial membership fees earned during the clubs' opening periods to monthly membership fees earned during a period of regular operations at these clubs.

     During the fiscal quarter ended June 28, 1998, the Company incurred total costs and expenses of $1,816,820 compared to $2,001,654 for the fiscal quarter ended June 29, 1997, a decrease of $184,834 or approximately 10.1%. This decrease is primarily due to decreases in pre-opening expenses, direct labor costs, food and beverage costs, and general and administrative expenses, offset in part by increases in occupancy and merchandise costs. These factors arose chiefly as a result of there being one Grand Havana House of Cigars location operational during the full fiscal quarter ended June 29, 1997, compared to there being three Grand Havana House of Cigar locations operational during the fiscal quarter ended June 28, 1998.

     The Company experienced a net loss of ($531,241) for the fiscal quarter ended June 28, 1998 compared to net income of $200,228 for the fiscal quarter ended June 29, 1997, an increase in loss of ($731,469) or approximately 365%. Net income for the fiscal quarter ended June 29, 1997 included estimated gain on disposal of certain Love's assets of $286,942. The Company's loss from continuing operations increased from ($86,714) in the fiscal quarter ended June 29, 1997 to ($531,241) in the fiscal quarter ended June 28, 1998, an increase in loss from continuing operations of $444,527 or approximately 512%. This increase in loss was due primarily to the fact that during the fiscal quarter ended June 29, 1997 there was revenue from licensing of $600,000, and there was no revenue from licensing in the fiscal quarter ended June 28, 1998.


RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 28, 1998 COMPARED TO NINE MONTHS ENDED JUNE 29, 1997

     During the nine-month period ended June 28, 1998, the Company had revenues of $4,325,823 compared to revenues of $3,776,738 for the nine-month period ended June 29, 1997, an increase of $549,085 or approximately 14.5%. This increase in revenues is primarily due to increases in merchandise sales, membership fees, and food and beverage revenue, partially offset by the fact that a one-time licensing fees in the amount of $600,000 relating to territorial rights in nine Asian countries was earned in the nine-month period ended June 29, 1997. Of this amount, the Company established a reserve of $300,000 on its balance sheet at September 28, 1997, as a result of the then-developing Asian financial crisis. Because of continued deteriorating financial conditions in Asia, the Company does not now believe that it will receive the second $300,000 payment with respect to this one-time licensing fee.

     During the nine-month period ended June 28, 1998, the Company incurred total costs and expenses of $6,046,353 compared to $4,328,384 for the nine-month period ended June 29, 1997, an increase of $1,717,969 or approximately 39.7%. This increase is primarily due to increases in occupancy, direct labor, food and beverage and merchandise costs, partially offset by a decrease in general and administrative costs. These factors arose chiefly as a result of there being one Grand Havana House of Cigars location operational during the full nine-month period ended June 29, 1997, compared to there being three Grand Havana House of Cigar locations operational during the nine-month period ended June 28, 1998, together with reduced administrative costs.

     The Company experienced a net loss of ($1,854,472) for the nine-month period ended June 28, 1998 compared to a net loss of ($1,289,282) for the nine-month period ended June 29, 1997, an increase of $565,190 or approximately 43.8%. The net loss for the nine-month period ended June 29, 1997 included results of the discontinued operations of Love's restaurants of ($682,115). The Company's loss from continuing operations increased from ($607,167) in the nine-month period ended June 29, 199 to ($1,854,472) in the nine-month period ended June 28, 1998, an increase in loss from continuing operations of $1,247,305 or approximately 205%. This increase in loss was due primarily to the fact that the Company had one Grand Havana House of Cigars location operational during the full fiscal quarter ended June 29, 1997, compared to three Grand Havana House of Cigar locations being operational during the fiscal quarter ended June 28, 1998, and the new operations were not profitable during the entire period of their operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company intends to continue the expansion of its business, primarily through the development and operation of additional Grand Havana Rooms and Grand Havana House of Cigar locations. In order to decrease its cash expenditures in connection with its future planned expansion activities, the

Company is currently investigating the possibility of pursuing its expansion plans with one or more joint venturers. However, since no agreements have yet been reached with respect to such possibility, there can be no assurance that the Company will be able to reach any such agreements in the future or, if any such agreements are reached, whether they will be on terms favorable to the Company.

     As a result of its previous expansion activities and operating losses, the Company's working capital has been continually reduced. At June 28, 1998 the Company had cash and cash equivalents of $5,064. In addition, the Company had net accounts receivable of $289,309 at such date. The Company anticipates that it will need significant additional working capital during the next twelve months. The Company's New York and Washington, D.C. Grand Havana Rooms have experienced continuing losses since their respective openings. Although the New York Grand Havana Room is now approximately at a break-even point, the Company anticipates that it will continue to incur substantial losses from the Washington, D.C. Grand Havana Room until such time, if ever, as significantly more memberships are sold at that club. The Company is currently marketing each of these clubs for use for event parties with the goal of attracting additional members to these clubs.

     In order to raise additional capital to fund its existing operations and develop future Grand Havana Rooms and Grand Havana House of Cigar locations, the Company anticipates that it will seek to raise additional funds through the sale of its securities (and/or the exercise of outstanding warrants to purchase the Company's common stock) over the next 12-month period. The Company has reduced, and may continue to reduce, the exercise price of stock purchase warrants that the Company has previously issued.

     Due to the fact that the trading price of the Company's common stock has fallen during recent months, there can be no assurance that the Company will be able to sell its securities on terms that are acceptable to the Company. In addition, the Company does not currently meet the new minimum bid listing requirements (the "New Listing Requirements") for maintenance of the Company's common stock on the SmallCap Market of The Nasdaq Stock Market ("Nasdaq"). The New Listing Requirements became effective in February 1998. In June 1998, the Company was notified that Nasdaq intended to delist the Company's common stock for failure to meet the New Listing Requirements. The Company has appealed the proposed Nasdaq delisting, which appeal is pending. During the pendency of this appeal, the Company's common stock will not be delisted by Nasdaq. If the Company's common stock is ultimately delisted from Nasdaq, it may be automatically eligible to trade on the OTC Bulletin Board. Nonetheless, such a development could result in the Company's having difficulty in offering and selling its securities to prospective investors.

     The Company has prepared and filed with the Securities
and Exchange Commission, and mailed to stockholders of record as of the close of business on April 24, 1998, an Information Statement (the "Information Statement") proposing an amendment to the Company's Certificate of Incorporation to effect a 1-for-10 reverse stock split of the Company's common stock (the "Reverse Stock Split"). If a majority of the Company's stockholders approve of the amendment to the Company's Certificate of Incorporation and the Reverse Stock Split is effected, it is expected that the minimum bid price of the Company's common stock on Nasdaq would be greater than $1.00 per share and, among other things, the Company would be in compliance with the New Listing Requirements.

     However, since the mailing of the Information Statement, the Company has not sought to obtain the approval of the Company's stockholders to amend the Company's Certificate of Incorporation and effect the Reverse Stock Split, while the Company first pursues other financing alternatives. The Company has recently held meaningful discussions with several potential investors to provide substantial additional capital. However, no definitive agreement has been signed and there can be no assurance that the Company will be able to reach any such agreement in the future or, if any such agreement is reached, whether it will be on terms favorable to the Company.

     If the Company is unable to raise additional funds through the private placement of its securities, it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if it is available, that it will be available on terms acceptable to the Company. If the Company is unable to sell its securities or obtain financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such alternatives as selling or pledging portions of its assets, among other possibilities, in order to meet such obligations.

     At June 28, 1998, the Company owed an aggregate of $1,027,000 in principal amount to two affiliates of the Company. At such date, the Company owed $520,000 in principal amount to United Leisure Corporation, pursuant to a financing agreement dated as of February 12, 1997, as amended. All principal plus unaccrued interest thereon is due on or before September 30, 1998. In addition, at June 28, 1998, the Company owed $507,000 in principal amount to United Film Distributors, Inc. ("UFD"). The full principal amount, together with all accrued but unpaid interest thereon, is due and payable by the Company upon demand by UFD, which may not be made prior to November 1, 1998.

     Substantially all of the funds raised in previous private offerings, as well as funds loaned by entities affiliated with the Company, have been spent by the Company in connection with the development of the Company's Grand Havana House of Cigar locations, as well as for general working capital purposes and repayment of indebtedness.

PART II   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 28, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GRAND HAVANA ENTERPRISES, INC.


Dated:  August 12, 1998                     By /s/ Harry Shuster
                                              --------------------------------
                                               Harry Shuster,
                                               Chairman of the Board,
                                               Chief Executive Officer and
                                               Chief Financial Officer