Form 10KSB
period 1998-09-27
GRAND HAVANA ENTERPRISES INC
filed 1999-10-01
CIK 909483

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 27, 1998

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _____ to _____

Commission File Number 0-24828

                         GRAND HAVANA ENTERPRISES, INC.
          (Name of Small Business Issuer as Specified in its Charter)

               Delaware                                  95-4428370
     (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

   1990 Westwood Boulevard, 3rd Floor                      90025
        Los Angeles, California                          (Zip Code)
(Address of Principal Executive Offices)

Issuer's Telephone Number:   (310) 475-5600

Securities Registered Under Section 12(b) of the Exchange Act:      NONE

Securities Registered Under Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

               Class A Redeemable Common Stock Purchase Warrants
                                (Title of Class)

               Class B Redeemable Common Stock Purchase Warrants
                                (Title of Class)

     Check whether the Issuer (1) filed all Reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year - $5,523,052

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of September 27, 1998: $1,300,196.

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                        Outstanding at September 27, 1998
--------------------------------------       ---------------------------------
Common Stock, par value $.01 per share               14,174,306 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
    No documents are incorporated by reference into this Annual Report on
                                 Form 10-KSB.

Transitional Small Business Disclosure Format  Yes [ ]    No [X]

================================================================================

                                     PART I

Item 1.  Description of Business.

General
-------

     Grand Havana Enterprises, Inc. (the "Company" or "Registrant") is engaged in the business of the ownership, operation and development of private membership restaurants and cigar clubs known as "Grand Havana Rooms," and in the ownership, operation and development of retail cigar stores known as "Grand Havana House of Cigars."

     The Company currently owns and operates three Grand Havana Rooms, one in Beverly Hills, California, one in New York, New York, and a third in Washington, D.C. In addition, the Company currently owns and operates three Grand Havana House of Cigars locations, one in Beverly Hills, California, one in Las Vegas, Nevada, and one in Washington, D.C. The Company's principal business focus is to operate its existing Grand Havana House of Cigars locations and Grand Havana Room locations, while considering the disposition or acquisition of locations when that is, in the opinion of management, in the Company's best interest.

     The Company was incorporated under the laws of the State of Delaware on April 13, 1993, under the name "United Restaurants, Inc." The Company was originally formed in order to acquire all of the capital stock of Love's Enterprises, Inc. ("LEI"), which company was the franchisor, owner and operator of the Love's restaurant chain. The Company acquired the stock of LEI in May 1993. In December 1996, due to less than anticipated operating results from the Love's restaurant chain, the Company adopted a plan of discontinuance with respect to the Love's restaurant chain, which was completed in July 1998. See "Recent Developments--Sale of Love's Restaurants."

     The Company's principal executive offices are located at 1990 Westwood Boulevard, 3rd Floor, Los Angeles, California 90025, and its telephone number is
(310) 475-5600. References to the "Company" herein includes Grand Havana Enterprises, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Recent Developments
-------------------

     Expansion of Beverly Hills Grand Havana Room
     --------------------------------------------

     Due to increased demand for membership in the Beverly Hills Grand Havana Room, the Company closed its On Canon restaurant in January 1998 and is in the process of converting that space into additional space for the Beverly Hills Grand Havana Room. The Beverly Hills Grand Havana Room occupies the second floor above the space previously occupied by the On Canon restaurant.

     Sale of Love's Restaurants
     --------------------------

     In December 1996, the Company adopted a formal plan of discontinuance of its Love's franchise and restaurant operations. At the time of the adoption of such plan of discontinuance, the Company operated three Company-owned Love's restaurants, one in Beverly Hills, California, one in Westchester, California, and a third in San Bernardino, California, and was the franchisor of an additional 10 Love's restaurants. See Item 7, "Financial Statements and Supplementary Data--Note 3 to Consolidated Financial Statements."

     Since the adoption of the plan of discontinuance for the Love's franchise operations, the Company has taken the following actions in complete implementation of such plan.

     In May 1997, the San Bernardino Love's restaurant was sold by the Company to the franchisee of this location in consideration for the franchisee becoming a sublessee for the remainder of the lease term of the premises leased by the Company for this restaurant location. In August 1997, the Company sold the Beverly Hills Love's restaurant for an aggregate purchase price of $120,000, payable $40,000 in cash and $80,000 pursuant to a three-year 7% promissory note payable in monthly installments.

     In January 1998, the Westchester Love's restaurant ceased operations. The Company and the landlord of this property agreed to terminate the lease early, in exchange for a net payment to be made by the landlord to the Company of approximately $23,677 on or before May 31, 1999. The Company has retained the liquor license at this location and expects to transfer it during fiscal year 1999 for approximately $11,000 net to the Company.

     In 1998, the Company sold the remaining domestic assets of its Love's franchise operation, consisting primarily of the Lakewood, California, Love's restaurant and the franchise rights to nine remaining Love's franchised restaurants. LEI, the Company's wholly-owned subsidiary, and Custom Food Concepts, Inc. ("Concepts") entered into an agreement dated February 24, 1998, pursuant to which LEI agreed to sell the assets of the Love's Wood Pit Barbecue Restaurant in Lakewood, California, and assign its leasehold interest in the premises, for a total purchase price of $18,000 (the "Lakewood Agreement"). The sale of the property closed on July 30, 1998.

     LEI and Custom Food Franchise Group, Inc. ("Franchise Group") entered into an agreement dated February 24, 1998, pursuant to which LEI (i) sold its rights as franchisor of the remaining Love's Wood Pit Barbecue restaurants operating in the United States, and its related leasehold interests; (ii) granted an option to Franchise Group to franchise Love's Wood Pit Barbecue restaurants in Canada and Mexico, said option to be exercisable until February 23, 2001 (the "Franchise Option"); and (iii) assigned to Franchise Group intellectual property rights in the United States associated with Love's Wood Pit Barbecue restaurants, including trademarks, service marks, logos, slogans and designs, for a total purchase price of $117,000 (the "Franchise Agreement"). If the Franchise Option is exercised, Franchise Group will pay LEI the additional sum of $10,000.

     The Company guaranteed certain of LEI undisclosed obligations as of February 24, 1998, with respect to the foregoing transactions, for which the Company was paid $50,000. The Company's maximum liability under said guarantee is $195,000.

     The only Love's related asset which the Company retained is the international licensing rights to Love's restaurants. In this regard in August 1994, the Company entered into a Territory Rights Agreement with PT Transpacific Ekagraha, an Asian holding company. See "Business--Other Operations--Love's Asian Territory Rights Agreement."

Business
--------

     Grand Havana Rooms
     ------------------

     The Company's private membership restaurants and cigar clubs, known as the Grand Havana Rooms, cater primarily to affluent cigar smokers and their guests. The Company's initial Grand Havana Room opened in June 1995 in Beverly Hills, California. The Company opened its second Grand Havana Room in Washington, D.C., in March 1997 and its third Grand Havana Room in New York, New York, in May 1997.

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

     The Company commenced offering its own brand of cigars at its Grand Havana Rooms under the brand names "Grand Havana Reserve" and "Grand Havana Selection" in the summer of 1997. See "Trademarks and Service Marks," below. The Company also offers these cigars at its retail Grand Havana House of Cigars locations and, in the future, may enter into distribution agreements with respect to the distribution of its brands of cigars to third party wholesalers or retailers. See "Grand Havana House of Cigars." The Company does not manufacture the cigars which use its trade names but rather the Company orders them directly from a cigar manufacturer and has its brand names applied to such cigars. The Company's brands of cigars do not currently account for a significant portion of the Company's cigar sales.

     Membership at the Company's Grand Havana Rooms is limited to the number which the Company believes is appropriate to the space of the particular Grand Havana Room and the number of humidors maintained by the Company at each Grand Havana Room.

     The Company continues to consider sites for additional Grand Havana Room locations, although no new sites for such locations are being pursued at present. There can be no assurance that the Company will be successful in locating additional locations for such Grand Havana Rooms, will be successful in obtaining funding necessary to develop such additional Grand Havana Rooms, or, if developed, that such additional Grand Havana Rooms will be profitable.

     The Company will also consider the disposition of Grand Havana Rooms if, in the opinion of management, that is in the Company's best interest. Presently, there are no definitive agreements for the disposition of any of the Company's Grand Havana Rooms.

     Beverly Hills Grand Havana Room.  The Company's initial Grand Havana Room,
     -------------------------------
which opened in June 1995, is located in Beverly Hills, California. The Company leases its Beverly Hills Grand Havana Room pursuant to a five-year lease expiring June 30, 1999, which lease has three five-year options to extend, through June 30, 2014. The Company has exercised its first five-year option to extend the lease through June 30, 2004; the parties must still negotiate the rent for this extension period. The Company's Beverly Hills Grand Havana Room consists of approximately 3,150 square feet. All available memberships at this location have been sold and there is a waiting list for membership. Once the expansion of the Beverly Hills Grand Havana Room has been completed, the square footage will increase to approximately 8,800 square feet and the Company will be able to accept new members.

     New York Grand Havana Room.  The Company's New York Grand Havana Room,
     --------------------------
which opened in May 1997, is located on the 39th floor of 666 Fifth Avenue, New York, New York, in the former location of the well-known restaurant, "Top of the Sixes." Due to the relatively large size of the space leased for the Company's New York Grand Havana Room, in addition to a smoking lounge, bar and restaurant, the New York Grand Havana Room also includes a billiards room. Approximately 40% of the available memberships at the Company's Grand Havana Room in New York have been sold to date. The Company intends to continue to seek new members for its New York Grand Havana Room by "word of mouth" advertising. In addition, the Company has been marketing its New York Grand Havana Room for "event parties."

     Washington, D.C., Grand Havana Room.  The Company's Grand Havana Room in
     -----------------------------------
Washington, D.C., opened in March 1997 and is located on the lower level of 1220 19th Street, N.W., Washington, D.C., and consists of approximately 8,298 square feet. Membership at the Washington, D.C., Grand Havana Room has been lower than anticipated, with the Company selling approximately 15% of available memberships to date. The Company has taken actions to try to further promote memberships at its Washington, D.C., Grand Havana Room, such as opening the club to non-members for lunch and sponsoring "event parties." The Company intends to aggressively market this facility. However, there can be no assurance that the Company's efforts to increase its membership base at its Washington, D.C., Grand Havana Room will be successful. If these efforts are not successful, the Washington, D.C., Grand Havana Room may not be financially viable for the Company as a continuing operation.

     Grand Havana House of Cigars.
     ----------------------------

     The Company's Grand Havana House of Cigars locations specialize in premium cigars, cigar accessories and related merchandise. In the summer of 1997, the Company commenced offering its own brands of cigars, which are named "Grand Havana Selection" and "Grand Havana Reserve," at its Grand Havana House of Cigars retail locations. The Company's brand of cigars do not account for a significant portion of the sales of cigars by the Company.

     The Company opened its first Grand Havana House of Cigars adjacent to its Washington, D.C., Grand Havana Room in March 1997. A second Grand Havana House of Cigars was opened in the lobby of the Bally's Hotel in Las Vegas, Nevada, in November 1997 and a third Grand Havana House of Cigars was opened adjacent to the Company's Beverly Hills Grand Havana Room and On Canon Restaurant in December 1997.

     The Company intends to consider the development of additional Grand Havana House of Cigars locations in other major U.S. cities, although no additional sites for such new locations are being pursued at present. There can be no assurance that the Company will be successful in locating additional locations for such Grand Havana House of Cigars locations, will be successful in obtaining funding necessary to develop such additional Grand Havana House of Cigars locations, or, if developed, that such additional Grand Havana House of Cigars locations will be profitable.

     Marketing and Promotion.  The Company's Grand Havana Rooms are private
     -----------------------
membership clubs. The Company has been promoting and intends to continue promoting these clubs primarily through direct targeting of select individuals by the Company's officers and employees, by "word of mouth" advertising by existing members and by hosting "event parties" through which to introduce prospective new members to the club's facilities. However, if direct member personal solicitations, "word of mouth" advertising and event parties are insufficient to sell memberships, the Company may find it necessary to engage in advertising or other promotional activities to attract members to its Grand Havana Rooms. Because the advertisement of tobacco products is heavily regulated, there could be significant restrictions on the Company's ability to advertise its Grand Havana Rooms, which could have a material adverse effect on the operations of the Company. See "Government Regulation," below.

Other Operations
----------------

     Grand Havana Asian Territory Rights Agreement.  In May 1997, the Company
     ---------------------------------------------
entered into an agreement (the "Grand Havana Rights Agreement") with Grand Havana Room (Asia) Holding Hong Kong ("Grand Havana Asia"), an unaffiliated company. Pursuant to the Grand Havana Rights Agreement, the Company has granted to Grand Havana Asia certain exclusive territories in Asia, including Hong Kong, Taiwan, Singapore, Thailand, Japan, Korea, the Philippines and China, in which Grand Havana Asia can open and operate Grand Havana Rooms for a term of 75 years. Grand Havana Asia agreed to pay the Company, for the exclusive right to use the name Grand Havana Room in the territory, a non-refundable territorial fee of $600,000, of which $300,000 was paid upon execution of the Grand Havana Rights Agreement and the balance of $300,000 was payable on the earlier of the opening of the initial Grand Havana Room in Hong Kong or April 30, 1998. The Company is required to provide comprehensive development and training services in connection with the opening of the first and all subsequent Grand Havana Rooms in the territories. In return for such services, the Company would receive 25% of the initial membership fees paid by members of the Hong Kong Grand Havana Room and 15% of the initial membership fees paid with respect to any other Grand Havana Rooms opened pursuant to the Grand Havana Rights Agreement. Further, the Company would be entitled to receive 6% of the monthly gross revenues from each Grand Havana Room opened pursuant to the Grand Havana Rights Agreement. Pursuant to the Grand Havana Rights Agreement, Grand Havana Asia was to have opened the Grand Havana Room in Hong Kong within one year after the execution of the Grand Havana Rights Agreement and a total of at least nine Grand Havana

Rooms within five years following the execution of the Grand Havana Rights Agreement. As a result of continuing economic uncertainties in Asia, Grand Havana Asia defaulted in its obligations under the Grand Havana Rights Agreement and the Company did not receive the second $300,000 payment which was due on April 30, 1998. The initial deposit of $300,000 was forfeited by Grand Havana Asia and the parties terminated the Grand Havana Rights Agreement.

     Love's Asian Territory Rights Agreement.  On May 27, 1993, the Company
     ---------------------------------------
purchased all of the issued and outstanding capital stock of LEI from Kyotaru International, Inc., a subsidiary of a large Japanese concern, for total consideration of $534,822. On the date of closing, LEI operated one Company-owned restaurant and was the franchisor of an additional 19 Love's restaurants, which were operated by independent franchisees. In addition, the Company acquired two closed Company-owned locations. In December 1996, the Company adopted a formal plan of discontinuance of its Love's restaurants operations. That plan was fully implemented by July 1998. See "Recent Developments."

     The only Love's related asset which the Company retained is the international licensing rights to the Love's restaurants. In August 1994, the Company entered into a Territory Rights Agreement (the "Love's Rights Agreement") with PT Transpacific Ekagraha, an Asian holding company ("PT Transpacific"), which engages in a number of businesses, including banking and the restaurant development business. Under the Love's Rights Agreement, the territory rights holder has committed to construct at least eight Love's restaurants in portions of Asia, including Mainland China, Hong Kong, Indonesia, Singapore, Malaysia and Republic of China-Taiwan. The Love's Rights Agreement provides for additional payments to LEI upon the opening of each restaurant and for continuing royalties ranging from 5% to 8.75% of gross sales, payable in U.S. dollars. LEI is to provide certain training, management and other services during the term of the Love's Rights Agreement. The first restaurant opened under the Love's Rights Agreement was in Jakarta, Indonesia, in April 1998. PT Transpacific has not made the initial $50,000 payment upon the opening of the Jakarta facility or royalty payments to the Company under the Love's Rights Agreement for the following reasons: (i) civil unrest in Jakarta has resulted in irregular operating hours for the Jakarta facility, adversely affecting its financial condition; and (ii) the collapse of the Indonesian rupiah in world foreign exchange markets has made the making of royalty payments in U.S. dollars prohibitively expensive. The parties are seeking to establish a new payment program under the Love's Rights Agreement; no such arrangement is yet in place. Moreover, as a result of economic uncertainties throughout Asia and continuing political uncertainties in Indonesia, there can be no assurance that any or all of the obligations of PT Transpacific under the Love's Rights Agreement will be satisfied or whether there will be any further expansion of Love's restaurants in Asia.

Trademarks and Service Marks
----------------------------

     The Company has registered the service marks "Grand Havana Room," and "Grand Havana House of Cigars," and the trademarks "Grand Havana Selection" and "Grand Havana Reserve." The Company regards its service marks and trademarks as having significant value and being an important factor in the marketing of its restaurants and cigar clubs as well as its Grand Havana House of Cigars locations. The Company currently uses the "Grand Havana Selection" and "Grand Havana Reserve" trademarks on its own brand of cigars. See "Business--Grand Havana House of Cigars." The Company also uses its Grand Havana Room service marks on T-shirts, hats and golf balls and other similar products in order to generate additional revenues. The Company's policy is to pursue registrations of its marks wherever possible and to oppose vigorously any infringement of its marks. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business.

Government Regulation
---------------------

     California Smoke-Free Workplace Act of 1994.  In 1994 the California
     -------------------------------------------
legislature enacted the California Smoke-Free Workplace Act of 1994, which prohibits smoking in enclosed spaces at places of employment with certain exceptions. Since the inception of the Company's Beverly Hills Grand Havana Room, the Company has relied upon an exemption in the law that expressly exempts from its coverage retail tobacco shops and private smoker's lounges. If other states in which the Company has Grand Havana Rooms and Grand Havana House of Cigars locations should enact legislation similar to the legislation adopted in California, and the Company were unable to qualify under an exemption with respect to any such legislation, this could have a material adverse effect on the Company's business, financial condition and results of operations.

     Tobacco Industry Regulation-General.  Cigars and other tobacco products are
     -----------------------------------
subject to regulation in the United States at the federal, state and local levels. Together with changing public attitudes towards smoking, a constant expansion of smoking regulations since the early 1970s has been a major cause of the overall decline in the consumption of tobacco products. Cigar consumption, which increased between 1993 and 1997, has also experienced some declines since its peak in 1997. Moreover, the trend is toward increasing regulation in the tobacco industry.

     Federal law has required health warnings on cigarettes since 1965; however, there is currently no federal law requiring that cigars or pipe tobacco carry such warnings. California requires "clear and reasonable" warnings to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, known as Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. The Company believes that it complies with applicable California laws.

     The majority of states, including California, restrict or prohibit smoking in certain pubic places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. The Company believes that because of its private smoker's lounge status in California, it will be exempt from future regulations in California or other jurisdictions that might further prohibit smoking; however, if regulations should be enacted in California or other jurisdictions which in any way limit or prohibit the smoking of cigars in the Company's Grand Havana Rooms, this would have a material adverse effect on the business of the Company.

     Cigars and pipe tobacco have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. Enactment of significant increases in or new federal, state or local excise taxes may result in significantly increasing the price of cigars which could result in decreased sales of cigars at the Company's Grand Havana Rooms and Grand Havana House of Cigar locations, and a decrease in the number of persons who smoke cigars, which could cause a reduction in memberships at the Grand Havana Rooms. Effective January 1, 1999, the excise tax on the wholesale price of cigars sold in California will increase from approximately 26% to approximately 62%, an increase of approximately 138%. The impact of this tax increase on both the pricing and sales of cigar products sold by the Company in California is unknown at present.

     A variety of legislation relating to tobacco issues has been introduced in the Congress of the United States in recent years, including legislation that would (i) prohibit the advertising and promotion of all tobacco products and/or restrict or eliminate the deductibility of advertising expenses; (ii) increase labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; and (iii) shifting regulatory control of tobacco products and advertisements from the U.S. Federal Trade Commission to the U.S. Food and Drug Administration. There can be no assurance as to the ultimate content, timing or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body, and there can be no assurance that any such legislation or regulation would not have a material adverse effect on the Company's business.

     In addition, there is pending a settlement of major tobacco litigation brought by the attorneys general of almost every state in the United States against the major tobacco manufacturers. The effect of this proposed historic settlement on the manufacture, advertisement, sale and consumption of tobacco products is unknown. However, there could be a sustained decrease in consumption of tobacco products over a period of years.

     Restaurant and Alcohol Regulation.  The Company's restaurants in the
     ---------------------------------
Company's Grand Havana Rooms are subject to numerous federal, state and local laws regulating their business, including health, sanitation, safety standards, alcoholic beverage control and fire regulations. The expansion, development and construction of any additional restaurants within the Company's Grand Havana Rooms, will be subject to compliance with applicable zoning, land use and environmental regulations. Each of the Grand Havana Rooms has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food-service licenses from local health authorities.
The failure of a restaurant to obtain or retain liquor or food-service licenses could have a material adverse effect on its operations. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area, including any new Grand Havana Rooms which may be developed by the Company in the future. However, management believes the Company is currently in compliance in all material respects with all relevant regulations, and the Company has never experienced abnormal difficulties or delays in obtaining the required licenses or approvals.

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

     The Company is subject in California, and may be subject in certain other states, to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries comprehensive general liability insurance, which it believes is consistent with coverage carried by other entities in the restaurant industry. Even though the Company is covered by insurance, a judgment against the Company under a "dram-shop" statute in excess of the Company's liability coverage could have a material adverse effect on the Company. The Company has never been the subject of a "dram-shop" claim.

     Other Regulations.  Various federal and state labor laws govern the
     -----------------
Company's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could be detrimental to the economic viability of the Company's restaurants. Management is not aware of any environmental regulations that have had a material effect on the Company to date.

     The Americans With Disabilities Act ("ADA") prohibits discrimination on the basis of disability. The ADA became effective in 1992 as to public accommodations and employment. The Company's restaurants are currently designed to be accessible to the disabled. The Company believes that it is in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. Because of the relatively recent effectiveness of the ADA and the absence of comprehensive regulations thereunder, the Company is unable to predict the extent to which the ADA will affect the Company. However, the Company could be required to expend funds to modify its restaurants in order to provide service to, or make reasonable accommodations for the employment of, disabled persons.

Competition
-----------

     The Company's Grand Havana Rooms compete with other clubs that offer private memberships as well as with other restaurants, bars, smoking lounges and other establishments which are open to the public and at which cigar smoking is permitted. The Company believes that by continuing its policy of catering to affluent clientele, it will be able to compete effectively with other private membership clubs that may have a broader base membership as well as with other bars and restaurants that are open to the public and permit the smoking of cigars. Many of the Grand Havana Rooms' competitors have substantially greater financial, marketing, personnel and other resources than the Company, and the Company believes its ability to compete effectively will continue to depend on its ability to offer an exclusive membership club that caters to affluent cigar smokers and offers a high quality, distinctive restaurant, smoking lounge and bar. Additionally, the restaurant business is often affected by changes in consumer taste and discretionary spending priorities, economic conditions, demographic trends, traffic patterns and employee availability. Any change in these factors could adversely affect the Company. The Company believes that the ability of the Company's restaurants located in its Grand Havana Rooms to compete effectively will continue to depend on its ability to offer high quality food in a full-service, distinctive dining environment.

     The Company's Grand Havana House of Cigars locations compete with other retail cigar stores as well as with other businesses and entities which sell cigars and cigar related products, such as supermarkets and liquor stores. Many of these competitors have substantially greater financial, marketing, personnel and other resources than the Company, and the Company believes that its ability to compete effectively will depend on establishing prime locations for its retail cigar stores and carrying the brands of premium cigars which are in demand.

Employees
---------

     As of September 27, 1998, the Company had 99 employees, consisting of 21 full-time and 78 part-time employees. Harry Shuster, the Company's Chairman of the Board, President and Chief Executive Officer, is engaged by the Company as an independent consultant. See Item 10, "Executive Compensation-Consulting and Employment Agreements." None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2. Description of Property.

     The Company owns no real property, and leases all of the facilities which it uses. In February 1995, the Company entered into a six-year lease with 1990 Westwood Boulevard, Inc. covering approximately 6,000 square feet of office space for its principal executive offices. The lease provides for rent of $4,000 per month through January 31, 1998, and rent of $4,400 per month thereafter through the end of the term of the lease in January 2001. 1990 Westwood Boulevard, Inc. is presently owned 65% by Harry Shuster, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, a director and a principal stockholder of the Company, and 35% by Jordan Belfort. Pursuant to an agreement dated as of December 9, 1997, Mr. Shuster acquired the 15% interest previously owned by Daniel and Nancy Porush. The Company believes that the rent and other terms of the lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an unrelated lessor. See Item 12, "Certain Relationships and Related Transactions."

     The Company has a five-year lease expiring June 30, 1999, which lease has three five-year options to extend, through June 30, 2014, for its Grand Havana Room and Grand Havana House of Cigars location in Beverly Hills, California.
The aggregate monthly rent under the lease for these premises is currently $17,344. The Beverly Hills lease consists of approximately 8,800 square feet. The Company has exercised its first five-year option to extend the lease through June 30, 2004; the parties must still negotiate the rent for this extension period.

     The Company's New York Grand Havana Room is located on the 39th floor of 666 Fifth Avenue, New York, New York. The New York lease is for a term of fifteen years expiring September 30, 2011. Annual rent under the New York lease in its initial five years is $658,880 per annum, payable in equal monthly installments. The Company commenced making monthly rental payments under this lease in March 1997. In addition to this rent, the Company pays as additional rent under the New York lease an amount equal to 6.5% of the gross sales from its New York Grand Havana Room in excess of $10,136,600 in any lease year. The New York lease consists of approximately 16,472 square feet.

     The lease for the Company's Grand Havana Room and Grand Havana House of Cigars in Washington, D.C., is for a term of fifteen and one-half years expiring in February, 2012 (the "Washington Lease"). Annual rent under the Washington Lease is $170,000 per annum, payable in equal monthly installments. The Company commenced making rent payments under this lease in March 1997. The Washington Lease is for premises on the lower level of 1220 19th Street, N.W., Washington, D.C., and consists of approximately 8,298 square feet.

     The Company rents approximately 400 square feet of space for its Grand Havana House of Cigars in Bally's Hotel in Las Vegas, Nevada, pursuant to a seven-year lease. Rent under the lease is currently the greater of $60,000 or the applicable annual "percentage rent." The "percentage rent" is calculated as
(i) 10% of gross sales up to $1,000,000 per year, (ii) 11% of gross sales from $1,000,000 to $1,500,000 per year, (iii) 12% of gross sales from $1,500,000 to
$2,000,000 and (iv) 13% of gross sales in excess of $2,000,000 per lease year. In addition, upon the Company's taking possession of the premises, the Company delivered to the landlord under the lease $50,000 as "key money" in consideration for the landlord entering into the lease agreement and completing certain work on the leased premises.

     The Company considers its leased properties to be adequate for its needs in the short term or at least until the expiration of such leases. In management's opinion, all of the properties leased by the Company are adequately covered by insurance.

Item 3. Legal Proceedings.

     The Company is not a party to any pending material legal proceeding, other than routine litigation that is incidental to its business or is covered by insurance.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Common Stock, par value $.01 per share (the "Common Stock"), of the Company began trading on The Nasdaq Stock Market's Small Cap Market ("Nasdaq") since April 12, 1994, the effective date of the Company's initial public offering. Prior to that date, there was no public market for the Company's securities. The Company's Common Stock trades under the symbol "PUFF" beginning in March 1997 and prior to that was traded under the symbol "UNIR." The Company does not currently meet the new minimum bid listing requirements (the "New Listing Requirements") for maintenance of the Company's Common Stock on Nasdaq. The New Listing Requirements became effective in February 1998. In June 1998, the Company was notified that Nasdaq intended to delist the Company's Common Stock for failure to meet the New Listing Requirements. The Company appealed the proposed Nasdaq delisting and the appeal was heard on September 18, 1998. The decision of Nasdaq is still pending. During the pendency of this appeal, the Company's Common Stock will not be delisted by Nasdaq. If the Company's Common Stock is ultimately delisted from Nasdaq, it may be automatically eligible to trade on the OTC Bulletin Board.

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

     The following table sets forth for the Company's fiscal quarters indicated, the high and low bid prices of the Common Stock in The Nasdaq Stock Market's Small Cap Market:

                                             Reported
                                            Bid Prices
                                          --------------
                                          High       Low
     1997
        1st Quarter                      2          1
        2nd Quarter                      3-3/4      1-3/4
        3rd Quarter                      3          1-1/2
        4th Quarter                      2          1
     1998
        1st Quarter                      2-7/8      -9/16
        2nd Quarter                      -21/32     -7/32
        3rd Quarter                      -11/32     -7/64
        4th Quarter                      -6/32      -1/16

     The above quotations represent prices between dealers, do not include retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

     There were approximately 69 record holders of the Common Stock of the Company as of September 27, 1998.

     The Company has never declared or paid any cash dividends and does not intend to pay cash dividends in the foreseeable future on the shares of Common Stock. Cash dividends, if any, that may be paid in the future to holders of Common Stock will be payable when, as, and if declared by the Board of Directors of the Company, based upon the Board's assessment of the financial condition of the Company, its earnings, need for funds, capital requirements, and prior claims, if any, of Preferred Stock to the extent issued, and other factors, including any applicable laws. The Company is not currently a party to any agreement restricting the payment of dividends.

Changes in Securities
---------------------

     During the quarter ended December 28, 1997, the Company conducted a Regulation S offering of its Common Stock and warrants to purchase its Common Stock, raising aggregate gross proceeds for the Company of approximately $2,650,000. In addition, subsequent to the fiscal quarter ended December 28, 1997, the Company agreed to reduce the warrant exercise price of warrants to purchase an aggregate of 1,100,000 shares of Common Stock of the Company held by the finder in this offering, which warrants had an original warrant exercise price of $.82 per share. The warrant exercise price of such finder's warrants was reduced to an exercise price of $.27 per share on condition that all of such warrants be then-exercised. All of such warrants were exercised in January 1998, for aggregate gross proceeds to the Company from such warrant exercise of approximately $297,000, and net proceeds, after deducting a 10% placement fee, a 3% non-accountable expense allowance and other related expenses of $260,000.

     During the quarter ended March 29, 1998, the Company conducted a Regulation S Offering of 1,200 units, consisting of shares of its Common Stock and warrants to purchase its Common Stock, resulting in aggregate gross proceeds to the Company of approximately $300,000, and net proceeds, after deducting an 8% placement fee, a 2% non-accountable expenses allowance and other related expenses of $260,000.

     In October 1997, the Company issued 50,000 shares of its Common Stock to an investor relations consultant in consideration for services performed by such consultant.

     Each of the foregoing offerings and issuances was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid. Each of the foregoing transactions was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, for offers and sales of securities made outside the United States or under Section 4(2) of the Securities Act of 1933, as amended, for offers and sales not involving a public offering.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

     Grand Havana Enterprises, Inc. is engaged in the business of the ownership, operation and development of private membership restaurants and cigar clubs known as "Grand Havana Rooms," and in the ownership, operation and development of retail cigar stores known as "Grand Havana House of Cigars."

     The Company currently owns and operates three Grand Havana Rooms, one in Beverly Hills, California which opened in June 1995, one in Washington, D.C., which opened in March 1997 and a third in New York, New York, which opened in May 1997. In addition, the Company currently owns and operates three Grand Havana House of Cigars locations, one in Beverly Hills, California which opened in December, 1997, one in Washington, D.C., which opened in March 1997 and one is Las Vegas, Nevada, which opened in November, 1997. The Company intends to continue to operate its existing Grand Havana Room locations and Grand Havana House of Cigars locations. In January 1998, the Company ceased operations of its On Canon restaurant, which was adjacent to the Beverly Hills Grand Havana Room. The Company is in the process of converting the space formerly occupied by On Canon to additional space for the Beverly Hills Grand Havana Room. See "Business--Recent Developments--Expansion of Beverly Hills Grand Havana Room."

     The Company was incorporated under the laws of the State of Delaware on April 13, 1993. The Company was originally formed in order to acquire all of the capital stock of LEI, which company was the franchisor, owner and operator of the Love's restaurant chain. The Company acquired the stock of LEI in May 1993. In December 1996, due to less than anticipated operating results from the Love's restaurant chain, the Company adopted a plan of discontinuance with respect to the Love's restaurant chain, which was completed in July 1998. See "Recent Developments--Sale of Love's Restaurants."

     Management of the Company expects that during the membership drive for its new New York and Washington, D.C., Grand Havana Rooms, and during the period it is working on the development of additional Grand Havana Rooms and Grand Havana House of Cigars locations, the Company will continue to experience consolidated losses, until such time as there are enough profitable Grand Havana Rooms and Grand Havana House of Cigars locations developed to absorb the increased expenses and overhead; however, there can be no assurance that such cigar clubs and retail cigar stores will be profitable in the future. The Company has experienced operating losses since its inception with net losses of $3,795,909 and $3,019,722 for the fiscal years ended September 28, 1997, and September 27, 1998, respectively.

     To the extent that any of the statements contained herein relating to the Company's business, including its development plans with respect to its Grand Havana Rooms and Grand Havana House of Cigars locations, contain forward-looking statements, such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forwarded-looking statements, including risks and uncertainties associated with the costs of the development of new Grand Havana Rooms and Grand Havana House of Cigars locations, the timing of the proposed developments, compliance with regulatory requirements and the Company's ability to sell memberships in its New York, New York, and Washington, D.C., locations. In addition to these risks, other important factors that could cause the Company's results of operations to differ materially from those anticipated by management include a decline in public consumption of cigars and other tobacco products and significant increases in excise taxes which could substantially increase the price of cigars.

Results of Operations - Fiscal Year Ended September 27, 1998 Compared to Fiscal
-------------------------------------------------------------------------------
Year Ended September 28, 1997
-----------------------------

     The Company derives revenues from three principal sources: food and beverage sales, sales of cigars and related merchandise, and membership fees. During its fiscal year ended September 27, 1998, the Company had revenues of $5,523,052 compared to revenues of $5,076,967 for its fiscal year ended September 28, 1997, an increase of $446,085 or approximately 8.79%. The increase in revenues is primarily due to a $407,041 or approximately 99.6% increase in sales of cigars and related merchandise, from $408,687 in the fiscal year ended September 28, 1997, to $815,728 in the fiscal year ended September 27, 1998; a $442,696 or 37.31% increase in membership revenues from $1,186,591 in the fiscal year ended September 28, 1997, to $1,629,287 in the fiscal year ended September 27, 1998; and a $174,297 or 286.18% increase in revenues from renting the Grand Havana Rooms for private parties from $60,904 in fiscal year ended September 28, 1997, to $235,201 in fiscal year ended September 27, 1998. The above-mentioned increases were offset by decreases in territorial fees from $600,000 in the fiscal year ended September 28, 1997, to $0 in the fiscal year ended September 27, 1998. The territorial fee received by the Company in the fiscal year ended September 28, 1997, was a one-time only payment from the sale of territorial rights of the Grand Havana Rooms in nine Asian countries. The increase in sales of cigars and related merchandise was due primarily to the opening, in the fiscal year ending September 27, 1998, of Grand Havana House of Cigars locations in Beverly Hills and Las Vegas and increased patronage at the Grand Havana Rooms. The increase in membership revenue, from $1,186,591 in the fiscal year ended September 28, 1997 to $1,629,287 for the fiscal year ended September 27, 1998, is due primarily to initial membership fees recognized for new members joining the two Grand Havana Rooms in New York and Washington, D.C., with membership revenue of approximately $655,444 and $98,800, respectively. These Grand Havana Rooms were only open for four and six months, respectively, in fiscal year ending September 28, 1997, but were open throughout the fiscal year ended September 27, 1998.

     Food and beverage revenues were flat compared to the fiscal year ending September 28, 1997. Although all three Grand Havana Rooms were operating in the fiscal year ending September 27, 1998 compared to only 6 months of operations in Washington, D.C., and 4 months of operations in New York during the fiscal year ending September 28, 1997, there was no longer any revenue from On Canon, the Beverly Hills restaurant which the Company closed in January 1998.

     Total costs and expenses of the Company increased from $8,088,534 for the fiscal year ended September 28, 1997, to $8,410,893 for the fiscal year ended September 27, 1998, an increase of $322,359 or 3.99%. The increase is mainly due to a full year of operations at the three Grand Havana Rooms and the addition of two Grand Havana House of Cigars locations.

     The Company had impairment losses of $487,657 in the fiscal year ending September 27, 1998, compared to $0 in the fiscal year ending September 28, 1997. The Company's auditors wrote down the net book value of the furniture and fixtures at the Washington, D.C., Grand Havana Room to coincide with its fair market value.

     Occupancy and other costs for the fiscal year ended September 27, 1998, were flat compared to fiscal year 1997. The increased costs due to the full year's operations of the three Grand Havana Rooms were offset by the decreased costs resulting from the closure of On Canon.

     Pre-operating costs decreased by $479,506 or 98.16% from $488,492 in the fiscal year ended September 28, 1997 to $8,986 in the fiscal year ended September 27, 1998. This decrease in pre-operating costs was a result of the fact that both New York and Washington, D.C., Grand Havana Rooms opened in the fiscal year ended September 28, 1997. The pre-operating costs incurred in the fiscal year ended September 27, 1998, were left-over costs associated with the opening of those two Grand Havana Rooms.

     Direct labor and benefits increased in the fiscal year ended September 27, 1998, by $342,162 or 17.64% from $1,939,862 in the fiscal year ended September 28, 1997, to $2,282,024 in the fiscal year ended September 27, 1998. This was due primarily to the opening of the two new Grand Havana Rooms in New York and Washington, D.C., which operated for only 4 months and 6 months, respectively, in the fiscal year ending September 28, 1997, and which operated throughout the entire fiscal year 1998. The combined direct labor and benefits costs in the New York Grand Havana Room and the Washington, D.C., Grand Havana Room increased from $276,930 in the fiscal year ended September 28, 1997, to $1,029,410 in the fiscal year ended September 27, 1998.

     Cost of sales of food and beverages were flat in the fiscal year ended September 27, 1998, compared to costs in fiscal year 1997. This was due to flat revenues from sales of food and beverages. Cost of merchandise increased by $127,588 or 46.77% from $272,804 in the fiscal year ended September 28, 1997, to $400,392 in the fiscal year ended September 27, 1998, due primarily to the almost 100% increase in merchandise revenues.

     General and administrative costs decreased by $471,890 or 32.88% from $1,435,403 in the fiscal year ended September 28, 1997, to $963,513 in the fiscal year ended September 27, 1998. This was due to the Company's efforts to reduce corporate overhead, including some layoffs of personnel.

     The decrease in pre-operating expense and general and administrative expenses was offset by the impairment losses of $487,657, the increases in merchandise costs, and the increases in depreciation and amortization costs which increased from $289,895 in the fiscal year ended September 28, 1997, to $439,255 in the fiscal year ended September 27, 1998, or $149,360 or 51.52%, due primarily to the full year's operation of the New York and Washington, D.C., Grand Havana Rooms.

     The Company's loss from continuing operations decreased from ($3,259,817) in the fiscal year ended September 28, 1997, to ($3,013,517) in the fiscal year ended September 27, 1998, or a decrease in loss from continuing operations of $246,300. This decrease in loss was due primarily to the full year's operations of all three Grand Havana Rooms. Losses from operations of the New York and Washington, D.C., Grand Havana Rooms were approximately $418,000 and $475,819, respectively during the fiscal year ended September 27, 1998, compared to losses from operations of $820,000 and $814,000 respectively in the fiscal year ended September 28, 1997. The net loss decreased from ($3,795,909) or $0.46 per share in the fiscal year ended September 28, 1997, to ($3,019,722) or $0.22 per share for the fiscal year ended September 27, 1998.

Liquidity and Capital Resources
-------------------------------

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

     As a result of its expansion activities, the Company had spent most of the proceeds from its initial public offering prior to its fiscal year ended September 30, 1996. Accordingly, the Company raised an aggregate of approximately $300,000 in gross proceeds through a Regulation S offering of its securities (Common Stock and warrants to purchase shares of its Common Stock) during its fiscal year ended September 28, 1997. In addition, warrants to purchase shares of the Company's Common Stock were exercised during the fiscal year ended September 27, 1998, for aggregate gross proceeds to the Company from such warrant exercises of approximately $297,000. Substantially all of the funds raised in these private placements and warrant exercises, as well as funds loaned by entities affiliated with the Company, as discussed below, have been spent by the Company for general working capital purposes. At September 27, 1998, the Company had cash or cash equivalents of $95,344.

     At September 27, 1998, the Company owed an aggregate of $536,000 in principal amount to United Leisure Corporation pursuant to a financing agreement dated as of February 12, 1997. All principal plus accrued interest thereon was due on or before September 30, 1998. In addition, as of September 27, 1998, the Company owed an aggregate of $507,000 in principal amount to United Film Distributors, Inc. for advances made to the Company under a financing agreement. The full amount, together with all accrued but unpaid interest thereon, is due and payable upon demand, which demand may be made any time after September 30, 1998. See Item 12. "Certain Relationship and Related Transactions," and Item 7 "Financial Statements and Supplementary Information--Note 9 to Notes to Consolidated Financial Statements."

     The Company anticipates that in connection with the operation of its existing Grand Havana Rooms and Grand Havana House of Cigars, it will need additional working capital during the next 12 months. In the fiscal year ended September 27, 1998, the Company's New York and Washington, D.C., Grand Havana Rooms had losses of approximately $418,000 and $475,819, respectively. The Company anticipates that it will continue to incur substantial future losses from these Grand Havana Rooms until substantially more memberships are sold in each of these clubs.

     In order to raise additional capital to fund its existing operations and to develop any future Grand Havana Rooms and Grand Havana House of Cigars locations, the Company may consider selling its securities in private placements. Due to the fact that the trading price of the Company's Common Stock has fallen significantly in the last twelve months, there can be no assurance that the Company will be able to sell its securities on terms that are acceptable to the Company. In addition, the Company does not currently meet the New Listing Requirements for maintenance of the Company's Common Stock on Nasdaq. The New Listing Requirements became effective in February 1998. In June 1998, the Company was notified that Nasdaq intended to delist the Company's Common

Stock for failure to meet the New Listing Requirements. The Company appealed the proposed Nasdaq delisting and the appeal was heard on September 18, 1998. The decision of Nasdaq is pending as of September 27, 1998. During the pendency of this appeal, the Company's Common Stock will not be delisted by Nasdaq. If the Company's Common Stock is ultimately delisted from Nasdaq, it may be automatically eligible to trade on the OTC Bulletin Board. Nonetheless, such a development could result in the Company's having difficulty in offering and selling its securities to prospective investors.

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

Year 2000 Compliance
--------------------

     In fiscal year 1997, the Company initiated a Year 2000 project designed to identify and assess the risks associated with its information systems, operations, infrastructure and technology products, and customers and suppliers, that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) implementation and testing.

     The Company's Year 2000 project is being overseen by a senior member of Company staff. The Company's Year 2000 project is currently in the assessment phase. During an initial assessment, the Company determined that although several applications being used may be Year 2000 compliant, operating systems such as Microsoft DOS, Windows 3.11, and Windows 95, and Windows NT are not Year 2000 compliant. The Company will make a determination as to which operating systems will need to be replaced entirely and which will be upgraded to become Year 2000 compliant. It is the Company's expectation that a final determination on these matters will be made by March 31, 1999. Because this assessment is still in a preliminary phase, it is not known at this time if the cost of any such upgrades or replacements will be material.

     The Company expects to have completed by March 31, 1999, a full assessment of all hardware, operating systems and software applications in use on a Company-wide basis. Some upgrading is expected to be required, including upgrading to a uniform operating system on a Company-wide basis. In addition, the hardware used in connection with the Grand Havana Room Point-of-Sale systems will need upgrading and possibly full replacement. It is not known at this time if the cost of any such upgrades or replacements will be material. Required upgrading is expected to be completed on or before June 30, 1999. In addition, the Company is in the process of obtaining Year 2000 compliance statements from the manufacturers of the Company's hardware and software products.

     The Company believes that its greatest potential risks are associated with
(i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers of operating systems and software applications. The Company is at the beginning stage of assessments for its operations and infrastructure, and cannot predict whether significant problems will be identified. The Company is asking its critical vendors and suppliers to provide information on the status of their Year 2000 compliance in order to assess the effect it could have on the Company. The Company expects that all such requests will be supplied to vendors by February 28, 1999. The Company has not yet determined the full extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date have not been material. However, the Company has not yet completed its assessments, developed remediations for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

     Based on the Company's current analysis and assessment of the state of its Year 2000 compliance, the Company's most reasonably likely worst case scenario involves total replacement of certain systems at all of the Company's Grand Havana Room locations and at the Company's corporate offices. This would include all equipment in collecting and processing dining room sales and reporting systems used in the Company's accounting department. Specific contingency plans will be formulated after the Company has received information on the status of vendor and supplier Year 2000 compliance.

     As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test corrections or contingency plans, or may find that the costs of these activities become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all its systems will work together in a Year 2000 compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems, or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. The Company is continuing to evaluate Year 2000 related risks and will take such further corrective actions as may be required.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The following table sets forth certain information with respect to the Company's directors and executive officers:

                                                Positions Currently Held
Name                             Age                With the Company                   Director Since
----                             ---   --------------------------------------------    --------------
Harry Shuster                     63   Chairman of the Board, President and Chief           1993
                                         Executive Officer, Chief Financial Officer
                                         and a Director
Stanley Shuster                   38   Executive Vice President and Director                1995
Alvin Cassell                     84   Director                                             1998
J. Brooke Johnston, Jr.           58   Director                                             1998
Harvey Bibicoff                   59   Former Director                                      1993
Steven T. Ousdahl                 52   Vice President--Administration                        --

     Harry Shuster, Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, as well as a principal stockholder of the Company, has been engaged in managing the affairs of the Company in his current positions since the inception of the Company in 1993. Mr. Shuster is, and for more than five years has served as, Chairman of the Board, President, Chief Executive Officer and a director of United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure"). Mr. Shuster also serves as the Chairman of the Board of United Film Distributors, Inc. (formerly known as HIT Entertainment, Inc.) ("UFD"), an independent motion picture production company in Los Angeles, California. See Item 10, "Executive Compensation-- Consulting and Employment Agreements."

     Stanley Shuster was elected Executive Vice President of the Company and a director of the Company in June 1995. Since April 1994, Mr. Shuster has been employed by the Company to develop its Grand Havana Room concept and is currently supervising the operations of the Company's Grand Havana Rooms. From March 1991 through February 1994, he was Vice President of Artist and Repertoire for J.R.S. Records, an independent record company, with major distribution through BMG. The artist roster of J.R.S. included Stray Cats, Jimmy Cliff, Kool and the Gang and Asia. From May 1989 through March 1991, Mr. Shuster acted as Director of Artist and Repertoire for Venture Music Group, a music company based in Los Angeles, California. Prior to that time, Mr. Shuster was a partner and operated a chain of 10 restaurants. Stanley Shuster is the son of Harry Shuster.

     Alvin Cassell has served as a director of the Company since March 1998.
Mr. Cassell is of counsel to the law firm of Broad and Cassell, Miami, Florida. He has been engaged in a general civil law practice for more than 60 years. Mr. Cassell is also a director of United Leisure.

     J. Brooke Johnston, Jr. has served as a director of the Company since March 1998. Mr. Johnston is a partner of the law firm of Baker, Johnston & Wilson, LLP, in Birmingham, Alabama. He was Senior Vice President and General Counsel for Med Partners, Birmingham, Alabama, from April 1996 until July 1998. Prior to that, Mr. Johnston was a senior principal of the law firm of Haskell, Slaughter, Young & Johnston, a professional association, in Birmingham, Alabama, where he practiced securities law for over 17 years. Mr. Johnston is also a director of United Leisure.

     Harvey Bibicoff has served as Chairman of the Board of Directors and as a director of Harmony Holdings, Inc., a publicly-held producer of commercials, since August 1991. Mr. Bibicoff served as the Chairman of the Board, Chief Financial Officer, Secretary and as a director of Ventura Entertainment Group Ltd. ("Ventura") from May 1988 through April 1995. From 1989 until March 1995, he served as an officer and a director of The Producers Entertainment Group Ltd. (formerly named Ventura Motion Picture Group Ltd.), a subsidiary of Ventura whose stock is traded on Nasdaq as "TPEG." Since 1981, Mr. Bibicoff has been the sole shareholder of Bibicoff & Associates, Inc., a financial consulting firm that was engaged in the representation of public companies in their relationships with the investment banking and brokerage communities. Mr. Bibicoff received a Bachelor of Sciences degree from Bowling Green State University in 1960 as a business and finance major and a J.D. degree from Columbia University School of Law in 1963. He has been a member of the New York State Bar since 1963. Mr. Bibicoff was elected a director of the Company in August 1993 and resigned as a director of the Company in February 1998.

     Steven T. Ousdahl was elected Vice President--Administration of the Company in August 1993. He has also served as Operations Administrator for LEI since September 1985, in which capacity he managed the operations of the Love's restaurant chain until its disposition and continues to administer LEI's overseas operations. Prior to that time, for over 15 years, Mr. Ousdahl was engaged as an operations executive in the food-service business for several firms, all in the Southern California area, including IHOP Corp.

     All directors hold office until the next Annual Meeting of Stockholders and until their successors are elected and have qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period through September 27, 1998, all officers, directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Alvin Cassell and J. Brooke Johnston, Jr. were each late in filing Form 3, and United Leisure Corporation was late in filing one Form 4.

Item 10. Executive Compensation.

     The following table sets forth the cash compensation paid by the Company to Harry Shuster, pursuant to a consulting arrangement, during fiscal years 1998, 1997 and 1996 and the compensation paid by the Company to Stanley Shuster during fiscal years 1998 and 1997, the first year in which Stanley Shuster's compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                           Annual Compensation
                                             -----------------------------------------------
                                                                                  All Other
Name and Principal Position                  Year           Salary              Compensation
---------------------------                  ----           ------              ------------
Harry Shuster                                1998         $ 79,768(1)            $22,832(2)
  Chairman of the Board,                     1997          323,244(3)             43,522(2)
  President, Chief Executive Officer         1996          284,814                     0
  and Chief Financial Officer

Stanley Shuster                              1998         $145,010(4)            $ 6,000(5)
  Executive Vice President                   1997          145,000(6)              6,000(5)

--------------------

(1) $21,875 of this amount was paid to Harry Shuster in the fiscal year ended September 27, 1998, with the remaining $57,893 deferred. The deferred amount has not been paid to date. In addition, Mr. Shuster waived payment of $229,174 under his consulting agreement for fiscal 1998. See "Consulting and Employment Agreements," below.
(2) Represents payments with respect to the apartment Mr. Shuster uses when he is in New York. For fiscal 1997, 100% of such costs were paid by the Company. Effective October 1, 1997, 50% of such costs were paid by the Company and 50% of such costs were paid by United Leisure. See Item 12, "Certain Relationships and Related Transactions--Other Transactions."
(3) $101,939 of this amount was paid to Harry Shuster in the fiscal year ended September 28, 1997, with the remaining $221,305 deferred. The deferred amount has not been paid to date.
(4) Consists of $85,010 paid to Stanley Shuster as employment compensation and an additional $60,000 paid to him as consulting fees.
(5) $500 per month car allowance.
(6) Consists of $85,000 paid to Stanley Shuster as employment compensation and an additional $60,000 paid to him as consulting fees.

     Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Consulting and Employment Agreements

     The Company and Harry Shuster are parties to a Consulting Agreement, dated as of June 1, 1993 (the "Consulting Agreement"). The Consulting Agreement provides that Mr. Shuster will be engaged as an independent contractor by the Company to act as the Chairman of the Board, President and Chief Executive Officer and a director of the Company during the term of the Agreement. The initial three-year term of the Consulting Agreement expired in May 1996, and the Consulting Agreement is now continuing on a year-to-year basis until either party terminates the Consulting Agreement by giving at least 60 days prior notice of termination prior to the expiration of any one-year renewal term of the Consulting Agreement. Mr. Shuster receives minimum annual consulting fees under the Consulting Agreement in the initial amount of $250,000 per annum, which minimum amount is increased five percent per annum during each successive year of the Consulting Agreement. Mr. Shuster is also provided with either the use of a Company car to be used in carrying out his duties for the Company or a $500 per month car allowance. The Consulting Agreement also provides for certain disability benefits. The Company may maintain a $1,000,000 life insurance policy on his life throughout the term of the Consulting Agreement. The Company has obtained and maintains in force such life insurance policy. In addition, Mr. Shuster has the right under the terms of the Consulting Agreement to increase the size of the Board of Directors of the Company by one director and to fill this vacancy prior to the election of directors by the stockholders. In addition, at each meeting of stockholders of the Company at which directors are to be elected, Mr. Shuster has the right to request, and the Company shall place, Mr. Shuster and any designee of Mr. Shuster on the management slate of directors to be put up for election at any such meeting of stockholders. In addition, if at any time during the term of the Consulting Agreement, the number of directors is increased to more than four, then Mr. Shuster has the right to designate at least 50% of the whole Board of Directors of the Company. The Consulting Agreement provides that as long as Mr. Shuster spends as much time as necessary to properly carry out his duties as Chairman of the Board, President and Chief Executive Officer of the Company, he will be otherwise permitted to spend a reasonable amount of time pursuing other outside interests. Because Mr. Shuster is involved in multiple business enterprises in addition to the Company, Mr. Shuster may have a conflict of interest if his services should be required by both the Company and one of Mr. Shuster's other business enterprises. See
Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act--Directors and Executive Officers." The Consulting Agreement terminates upon Mr. Shuster's death or in the event of a breach of the Consulting Agreement by Mr. Shuster.

     The Company has entered into an Employment Agreement (the "Employment Agreement") with Stanley Shuster, pursuant to which Stanley Shuster serves as a Vice President of the Company for an initial term of three (3) years. The Employment Agreement is renewed automatically for additional terms of one year each. Pursuant to the Employment Agreement, Stanley Shuster receives compensation of at least $145,000 per annum.

Stock Options

1996 Stock Option Plan

     The Company's 1996 Stock Option Plan (the "Option Plan") provides officers, directors, key employees and other key contributors of the Company an opportunity to purchase the Common Stock of the Company pursuant to "non-qualified stock options" which may be granted at the discretion of the Board of Directors.

     Under the Option Plan, options to purchase an aggregate of 626,250 shares of Common Stock may be granted. The purchase price shall be no less than 85% of the fair market value of the Common Stock on the date of grant. The Board of Directors of the Company, or a committee established by the Board of Directors shall determine, among other things (i) the purchase price of the shares covered by each option, (ii) whether any payment will be required upon grant of the option, (iii) the individual to whom and the time or times at which options shall be granted, (iv) the number of shares to be subject to each option and (v) when an option can be exercised and whether in whole or installments.

     At September 27, 1998, there were outstanding presently exercisable non-qualified stock options to purchase an aggregate of 25,000 shares of the Common Stock of the Company held by a former director of the Company, Arnold Wasserman, at an option price of $3.00 per share. Mr. Wasserman resigned as a director of the Company in June 1995. The option was granted at an exercise price approximately equal to the then fair market value of the Company's Common Stock in consideration of Mr. Wasserman's service on the Board of Directors. The option may be exercised at any time during its five-year term, is nontransferable except by will or pursuant to the laws of descent and distribution, and is protected against dilution.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 27, 1998, (a) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) by each of the Company's Directors and (c) by all officers and directors of the Company as a group:

                                                                        Percentage
Name and Address                       Number of Shares                 Ownership
of Beneficial Owner(1)                 Beneficially Owned(2)(3)         of Class(3)
----------------------                 ------------------------         -----------
Harry Shuster                             1,453,466(4)                       10%
Harvey Bibicoff                             225,000(5)                        *
Alvin Cassell                                     0                           0
J. Brooke Johnston, Jr.                       5,200                           *
United Leisure                              966,666                         6.8%
  Corporation
The Venezuela Recovery                      913,978(7)                      6.3%
  Fund N.V.(6)
The International Investment              1,278,896(8)                      8.8%
  Group Equity Fund N.V.(6)
Stanley Shuster                             100,000(9)                        *
All officers and directors                1,558,666(4)(9)(10)              10.6%
  as a group (5 people)

--------------------

*   less than 1%
(1) Each person's address is c/o the Company, 1990 Westwood Boulevard, Los Angeles, California 90025, unless otherwise noted.
(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.
(3) A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants and stock options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof, have been exercised.
(4) Includes 100,000 shares of Common Stock, and warrants to purchase an additional 100,000 shares of Common Stock, owned by The Harry and Nita Shuster Charitable Foundation. Includes warrants to purchase 333,333 shares owned by Mr. Shuster. Does not include 966,666 shares owned by United Leisure, a public company of which Mr. Shuster is Chairman of the Board, Chief Executive Officer, President and a director, and as to which shares Mr. Shuster disclaims beneficial ownership.
(5) Includes 25,000 shares owned by Clarinda Investments, Inc. of which corporation Mr. Bibicoff is the sole shareholder and a director. Includes 200,000 shares owned by H&H Restaurant Holding Corporation, of which corporation Mr. Bibicoff is the sole shareholder and a director. Mr. Bibicoff resigned as a director of the Company in February 1998. See Item 12, "Certain Relationships and Related Transactions."
(6) The address of this shareholder is Kaya Flamboyan 9, P.O. Box 812, Curacao, Netherlands Antilles.
(7) Includes warrants to purchase 304,666 shares of Common Stock.
(8) Includes warrants to purchase 426,299 shares of Common Stock.

(9) Includes stock options to purchase 100,000 shares of Common Stock held by an officer and director of the Company.
(10) Excludes 966,666 shares of Common Stock owned by United Leisure.

Item 12. Certain Relationships and Related Transactions.

     Sale of Common Stock By Chicken & Ribs, Inc.  On February 4, 1994, Chicken
     --------------------------------------------
& Ribs, Inc. ("C&R"), one of the initial stockholders of the Company, sold 1,066,000 shares of the Common Stock of the Company owned by it to H&H Restaurant Holding Corporation ("H&H"), a corporation which prior to November 1, 1996, was 50%-owned by each of Harry Shuster, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, a director and a principal stockholder of the Company, and Clarinda Investments, Inc., a corporation controlled by Harvey Bibicoff, who, until February 1998, was a director of the Company. The original purchase price paid by H&H for the 1,066,000 shares was $4.00 per share. Payment of the purchase price was evidenced by a Promissory
Note in the principal amount of $4,264,000 drawn to the order of C&R and made by H&H (the "Promissory Note"). C&R had originally paid a total of $133,250 for the 1,066,000 shares in June 1993. Because H&H was unable to pay the Promissory Note when it initially became due, the parties extended the due date of the Promissory Note, made the note non-recourse and C&R agreed to accept as full and complete satisfaction of the Promissory Note any proceeds received by H&H from the sale of the 1,066,000 shares of the Common Stock of the Company held by H&H, whether or not such value is equal to the principal amount and accrued interest on the Promissory Note, more or less. In this regard, the Company registered for resale, on behalf of H&H, the 1,066,000 shares of Common Stock. H&H has sold an aggregate of 250,000 of such shares to date and intends to continue to sell these shares on a delayed or continuous basis in order to meet its obligations under the Promissory Note. As of November 1, 1996, Harvey Bibicoff acquired Harry's Shuster's 50% ownership interest in H&H and, accordingly, is now the 100% shareholder and the sole officer and director of H&H.

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

     Lease of Office Premises.  The Company entered into a five-year lease with
     ------------------------
1990 Westwood Boulevard, Inc. covering approximately 6,000 square feet of office space for its principal executive offices. The lease provides for rent of $4,000 per month through January 31, 1998, and rent of $4,400 per month thereafter through the end of the term of the lease in January 2001. 1990 Westwood Boulevard, Inc. is presently owned 65% by Harry Shuster, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, a director and a principal stockholder of the Company, and 35% by Jordan Belfort. Pursuant to an agreement dated as of December 9, 1997, Mr. Shuster acquired the 15% interest previously owned by Daniel and Nancy Porush. Messrs. Belfort and Porush are shareholders of C&R, one of the initial stockholders of the Company.

The Company believes that the rent and other terms of the lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an unrelated lessor.

     Transactions With United Leisure.  In connection with the lease for the
     --------------------------------
Company's New York Grand Havana Room, the Company was required to provide a letter of credit. In order to establish this letter of credit the Company entered into a financing agreement dated September 10, 1996, with its affiliate, United Leisure, pursuant to which United Leisure pledged the sum of $875,000 in order for the Company to obtain the required letter of credit. The Company had initially agreed to apply one-half of all initial membership fees received from members of its New York, New York, and Washington, D.C., Grand Havana Rooms to replace the cash collateral pledged by United Leisure, and, in any event, the Company has agreed to replace all of the cash collateral within 18 months after United Leisure's pledge of the cash collateral. In consideration for United Leisure's pledging the collateral for the letter of credit, the Company has agreed to pay an amount to United Leisure equal to 10% per annum on the amount of the pledged cash collateral as it exists from time to time. As additional consideration, the Company agreed to issue 100,000 shares of its Common Stock to United Leisure, and has agreed to grant to United Leisure a warrant to purchase an additional 100,000 shares of Common Stock of the Company, which warrant is exercisable for a period of five years at an exercise price of $.75 per share. The warrant was subsequently exercised by United Leisure. On July 15, 1997, the Company and United Leisure entered into an amendment to the financing agreement pursuant to which amendment, in consideration for United Leisure agreeing to forego the requirement that the Company replace the collateral pledged by United Leisure from the initial membership fees it received from its New York and Washington, D.C., Grand Havana Rooms, the Company agreed to issue to United Leisure or its designee a warrant to purchase 150,000 shares of its Common Stock at an exercise price of the lesser of $.75 per share or 75% of the average of the last trade price for the Common Stock for the 10-day period prior to the exercise of the warrant. United Leisure subsequently designated Westminster Capital, Inc, an unrelated third party, as the entity to receive this warrant. The Company had fully replaced the collateral pledged by United Leisure to support the letter of credit by October 1997. Harry Shuster, the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, a director and a principal stockholder of the Company is Chairman of the Board, Chief Executive Officer, President, a director and a principal stockholder of United Leisure.

     In February 1997, the Company entered into a second financing agreement with United Leisure pursuant to which agreement United Leisure agreed to provide advances to the Company from time to time during a period of six months. Interest on any amounts advanced bears interest at the rate of 9% per annum until paid. In consideration for making the loan, the Company issued 75,000 shares of its Common Stock to United Leisure. The agreement further provided that if all of the advances plus accrued but unpaid interest thereon were not paid on or prior to September 30, 1997, that the Company would issue an additional 25,000 shares of its Common Stock to United Leisure. The loan was not repaid by September 30, 1997, and the parties agreed to extend the maturity date of the advances made under this financing agreement to September 30, 1998. As of September 28, 1997, the principal balance of $536,000 remained outstanding.

     As of September 27, 1998, United Leisure held 966,666 shares of the Company's Common Stock.

     Transactions With UFD.  In May 1997, the Company entered into a financing
     ---------------------
agreement with UFD, an affiliate of the Company, whereby UFD agreed to provide advances to the Company from time to time. Interest on any amount advanced bears interest at the rate of prime pus 3%. The full principal amount and all accrued but unpaid interest on any amounts advanced is due and payable on demand, which demand may not be made prior to September 30, 1998. At September 27, 1998, an aggregate of $507,000 principal remained due under this financing agreement. Harry Shuster, the Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, a director and a principal stockholder of the Company is the Chairman of the Board of UFD. Brian Shuster, a son of Harry Shuster, is the President of UFD.

     Other Transactions.  During the fiscal year ended September 27, 1998, Harry
     ------------------
Shuster made advances to the Company from time to time. At September 27, 1998, the principal balance owed to Mr. Shuster is $765,000. This amount is secured by a lien on all of the Company's assets.

     The Company leases on a month-to-month basis an apartment for Harry Shuster's use while he is in New York on business at a monthly rent of $3,000 plus common area maintenance charges. Effective October 1, 1997, this expense has been shared with United Leisure, an affiliate of the Company. Rent expense incurred in the fiscal year ended September 27, 1998, by the Company for this apartment was $22,832. The Company believes this amount is similar to hotel costs the Company would have incurred had such apartment not been available to Mr. Shuster.


                                    PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Financial Statements.
         --------------------

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

     (b) Exhibits.
         --------

     See index to exhibits.

     (c) Reports on Form 8-K.
         -------------------

     None.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998



Report of Independent Auditors                                                   F-1

Consolidated Balance Sheets
 as of September 28, 1997 and September 27, 1998                           F-2 - F-3

Consolidated Statements of Operations
 for the Years Ended September 28, 1997 and September 27, 1998                   F-4

Consolidated Statement of Stockholders' Equity
 for the Years Ended September 28, 1997 and September 27, 1998                   F-5

Consolidated Statements of Cash Flows
 for the Years Ended September 28, 1997 and September 27, 1998                   F-6

Notes to Consolidated Financial Statements
 as of September 28, 1997 and September 27, 1998                          F-7 - F-17

                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
Grand Havana Enterprises, Inc.



We have audited the accompanying consolidated balance sheets of Grand Havana Enterprises, Inc. and Subsidiaries as of September 28, 1997 and September 27, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Havana Enterprises, Inc. and Subsidiaries at September 28, 1997 and September 27, 1998, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                      HOLLANDER, LUMER & CO. LLP



Los Angeles, California
November 23, 1998, except for Note 10 as to which the date is September 17, 1999

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998

                                                                                1997               1998
                                                                            ----------         ----------
                               ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                  $  879,461         $   95,344
 Accounts receivable, less allowance for doubtful accounts
  of $307,762 in 1997 and $6,500 in 1998                                        56,924            133,212
 Current portion of note receivable                                             24,829             26,623
 Subscriptions receivable                                                    1,288,950                  -
 Inventories                                                                   786,168            663,955
 Prepaid expenses                                                              206,685            214,555
 Net assets of discontinued operations                                         237,143                  -
                                                                            ----------         ----------
    TOTAL CURRENT ASSETS                                                     3,480,160          1,133,689

PROPERTY AND EQUIPMENT, Net                                                  4,458,734          4,100,546

OTHER ASSETS
 Restricted cash                                                               118,596            937,057
 Note receivable, net of current portion                                        55,171             28,548
 Pre-opening costs                                                               6,895             23,844
 Due from related parties                                                       78,032            145,737
 Deferred charges                                                              205,596             67,106
 Deposits and other assets                                                      95,650             85,627
                                                                            ----------         ----------
    TOTAL OTHER ASSETS                                                         559,940          1,287,919
                                                                            ----------         ----------
                                                                            $8,498,834         $6,522,154
                                                                            ==========         ==========



         See accompanying Notes to Consolidated Financial Statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, CONTINUED
                   SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998


                                                                    1997                    1998
                                                               -------------           -------------
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable to related parties                               $ 1,482,000            $  1,343,000
 Bank overdraft                                                           -                  89,083
 Accounts payable                                                 1,054,547               1,114,655
 Accrued liabilities                                                203,942                 172,237
 Deferred revenues                                                   57,026                 129,905
 Due to related parties                                             420,599                 923,333
 Deferred rent payable                                              488,606                 559,478
 Accrued costs of discontinued operations                           200,000                       -
                                                                -----------            ------------
  TOTAL CURRENT LIABILITIES                                       3,906,720               4,331,691

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value; authorized -
  3,000,000 shares; issued and outstanding - none                         -                       -
 Common stock, $.01 par value; authorized -
  50,000,000 shares; issued and outstanding -
  11,799,306 shares in 1997 and 14,174,306
  shares in 1998                                                    117,994                 141,744
 Additional paid-in capital                                      12,684,723              13,279,044
 Accumulated deficit                                             (8,210,603)            (11,230,325)
                                                                -----------            ------------
  TOTAL STOCKHOLDERS' EQUITY                                      4,592,114               2,190,463
                                                                -----------            ------------
                                                                $ 8,498,834            $  6,522,154
                                                                ===========            ============




         See accompanying Notes to Consolidated Financial Statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             YEARS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998

                                                                               1997                        1998
                                                                          ------------                ------------
REVENUES
  Food and beverage                                                        $ 2,820,785                $ 2,842,836
  Merchandise sales                                                            408,687                    815,728
  Membership fees                                                            1,186,591                  1,629,287
  Initial territorial rights                                                   600,000                          -
  Other                                                                         60,904                    235,201
                                                                           -----------                -----------
     TOTAL REVENUES                                                          5,076,967                  5,523,052
                                                                           -----------                -----------
COSTS AND EXPENSES
  Food and beverage                                                          1,116,841                  1,119,358
  Merchandise                                                                  272,804                    400,392
  Operating expenses
   Direct labor and benefits                                                 1,939,862                  2,282,024
   Occupancy and other                                                       2,545,237                  2,709,708
  Pre-opening expense                                                          488,492                      8,986
  General and administrative                                                 1,435,403                    963,513
  Depreciation and amortization                                                289,895                    439,255
  Impairment losses                                                                  -                    487,657
                                                                           -----------                -----------
     TOTAL COSTS AND EXPENSES                                                8,088,534                  8,410,893
                                                                           -----------                -----------
LOSS BEFORE OTHER INCOME (EXPENSE)                                          (3,011,567)                (2,887,841)
                                                                           -----------                -----------
OTHER INCOME (EXPENSE)
  Interest income                                                               14,332                     43,304
  Interest expense                                                            (266,858)                  (168,980)
  Other, net                                                                     4,276                          -
                                                                           -----------                -----------
     TOTAL OTHER INCOME (EXPENSE)                                             (248,250)                  (125,676)
                                                                           -----------                -----------
LOSS FROM CONTINUING OPERATIONS                                             (3,259,817)                (3,013,517)

DISCONTINUED OPERATIONS
  Loss from operations                                                         (94,809)                  (188,800)
  Estimated loss on disposal, including a provision of
   $400,000 for operating losses during the phase-out period                  (441,283)                         -
  Gain on sale of assets                                                             -                    182,595
                                                                           -----------                -----------
     LOSS FROM DISCONTINUED OPERATIONS                                        (536,092)                    (6,205)
                                                                           -----------                -----------
NET LOSS                                                                   $(3,795,909)               $(3,019,722)
                                                                           ===========                ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                   8,231,400                 13,524,000
                                                                           ===========                ===========
BASIC AND DILUTED LOSS PER SHARE
  Loss from continuing operations                                          $      (.40)               $      (.22)
  Loss from discontinued operations                                               (.06)                         -
  Estimated loss on disposal                                                      (.05)                         -
                                                                           -----------                -----------
                                                                           $      (.46)               $      (.22)
                                                                           ===========                ===========


         See accompanying Notes to Consolidated Financial Statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             YEARS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998


                                          Common Stock          Additional
                                   -------------------------     Paid-In      Accumulated
                                      Shares        Amount       Capital        Deficit         Total
                                   ------------   ----------   -----------   -------------   ------------
Balance - September 30, 1996         6,362,500     $ 63,625    $ 7,850,042   $ (4,414,694)   $ 3,498,973

Common stock issued
 as financing cost                      75,000          750        138,000                       138,750

Common stock issued for
 services                              220,000        2,200        374,100                       376,300

Common stock issued for
 warrants exercised                    433,333        4,333        570,667                       575,000

Common stock issued in
 private placements                  1,479,206       14,793      1,419,707                     1,434,500

Common stock issued in
 Regulation S offerings              3,229,267       32,293      2,303,207                     2,335,500

Options and warrants
 issued for services and fees                                       29,000                        29,000

Net loss - year ended
 September 28, 1997                                                            (3,795,909)    (3,795,909)
                                    ----------     --------    -----------   ------------    -----------
Balance - September 28, 1997        11,799,306     $117,994    $12,684,723   $ (8,210,603)   $ 4,592,114

Common stock issued
 as financing cost                      25,000          250         38,431                        38,681

Common stock issued for
 services                               50,000          500         60,500                        61,000

Common stock issued for
 warrants exercised                  1,100,000       11,000        247,390                       258,390

Common stock issued in
 Regulation S offerings              1,200,000       12,000        248,000                       260,000

Net loss - year ended
 September 27, 1998                                                            (3,019,722)    (3,019,722)
                                    ----------     --------    -----------   ------------    -----------
Balance - September 27, 1998        14,174,306     $141,744    $13,279,044   $(11,230,325)   $ 2,190,463
                                    ==========     ========    ===========   ============    ===========

          See accompanying Notes to Consolidated Financial Statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998

                                                                                         1997           1998
                                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                          $(3,795,909)   $(3,019,722)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                      386,197        440,892
      Loss on impairment                                                                       -        487,657
      Amortization of deferred charges                                                   142,804        138,490
      Estimated loss on disposal of discontinued operations                              200,000              -
      Gain on sale of assets of discontinued operation                                         -       (182,595)
      Common stock, options and warrants issued for services and
          financing costs                                                                275,650         99,681
      Changes in operating assets and liabilities:
         Accounts receivable                                                              68,478        (76,288)
         Inventories                                                                    (576,114)       122,213
         Prepaid expenses                                                                (61,498)        (7,870)
         Pre-opening costs                                                               125,828        (16,949)
         Deposits and other assets                                                         6,839         10,023
         Accounts payable and other accrued liabilities                                  932,050         66,137
         Deferred revenues                                                                57,026         72,879
         Deferred rent payable                                                           488,606         70,872
         Accrued costs of discontinued operations                                              -       (200,000)
                                                                                     -----------    -----------
         NET CASH USED IN OPERATING ACTIVITIES                                        (1,750,043)    (1,994,580)
                                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                (3,008,828)      (570,361)
   Proceed from sale of assets of discontinued operation                                       -        419,738
   Due from related parties                                                               (8,613)       (67,705)
   Collection of equipment contract receivable                                           330,000              -
   Restricted cash                                                                      (118,596)      (818,461)
                                                                                     -----------    -----------
         NET CASH USED IN INVESTING ACTIVITIES                                        (2,806,037)    (1,036,789)
                                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal reductions of short-term and long-term obligations                         (172,571)             -
   Collection of subscriptions receivable                                                      -      1,288,950
   Bank overdraft                                                                              -         89,083
   Collection of note receivable                                                               -         24,829
   Sale of common stock                                                                3,056,050        518,390
   Borrowings from related parties                                                     1,932,000        765,000
   Advances from officer                                                                  60,000              -
   Repayments of borrowings from related parties                                        (450,000)      (439,000)
                                                                                     -----------    -----------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            4,425,479      2,247,252
                                                                                     -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (130,601)      (784,117)
CASH AND CASH EQUIVALENTS, beginning of period                                         1,010,062        879,461
                                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                             $   879,461    $    95,344
                                                                                     ===========    ===========
NON-CASH TRANSACTIONS
   Common Stock, options and warrants issued for services and
     financing costs                                                                 $   275,650    $    99,681
                                                                                     ===========    ===========
OTHER CASH INFORMATION
   Interest paid                                                                     $   127,692    $   198,352
                                                                                     ===========    ===========
   Interest received                                                                 $    14,332    $    43,304
                                                                                     ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    Description of Business. Grand Havana Enterprises, Inc., formerly United
    ------------------------
    Restaurants, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on April 13, 1993. The Company is engaged in the business of the ownership, operation and development of private membership cigar clubs/restaurants known as "Grand Havana Rooms", and retail cigar stores known as "Grand Havana House of Cigars". The Company currently owns and operates three Grand Havana Rooms and three Grand Havana House of Cigars.

    The Company was originally formed to acquire all of the capital stock of Love's Enterprises, Inc. ("Love's"). Love's is in the business of franchising Love's restaurants. Love's restaurants specialize in barbecued pork and beef, with an emphasis on ribs. The Company acquired the stock of Love's in May 1993. In December 1996, the Company adopted a plan of discontinuance of Love's franchising business, including Company-owned Love's restaurants (see Note 3).

    Principles of Consolidation. The consolidated financial statements include
    ----------------------------
    the accounts of Grand Havana Enterprises, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    Use of Estimates. The preparation of financial statements in conformity with
    -----------------
    generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

    Cash and Cash Equivalents. The Company considers all highly liquid
    --------------------------
    investments purchased with an original maturity of three months or less to be cash equivalents.

    Fair Value of Financial Instruments. The Company's financial instruments
    ------------------------------------
    consist of cash equivalents, trade accounts receivable, notes receivable, trade accounts payable and term loans. The fair value of the Company's financial instruments approximate the carrying value of the instruments.

    Inventories. Inventories, consisting of food and beverage products, cigars
    ------------
    and other merchandise, are stated at the lower of cost (first-in, first-out method) or market.

    Property and Equipment. Property and equipment are stated at cost.
    -----------------------
    Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Useful lives generally are as follows:

          Leasehold improvements               5 to 15 years
          Restaurant equipment                 2 to 8 years
          Other equipment                      3 to 15 years

    Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss should be recognized when the aggregate of estimated future cash inflows (less estimated future cash outflows) to be generated by an asset is less than the asset's carrying value. Future cash inflows includes an estimate of the proceeds from eventual disposition. For purposes of this comparison, estimated future cash flows are determined without reference to their discounted present value. If the sum of undiscounted estimated future cash inflows is equal to or greater than the asset's carrying value, impairment does not exist. If, however, expected future cash inflows are less than carrying value, a loss on impairment should be recorded. Such a loss is measured as the excess of the asset's carrying value over its fair value. Fair value of an asset is the amount at which an asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

    Pre-Opening Costs. Restaurant and cigar club pre-opening costs are deferred
    ------------------
    and charged to operations when the location is opened or the location plans are abandoned.

    Membership Fees. Membership fee revenue represents initial and monthly
    ----------------
    membership fees paid by members of the Company's "Grand Havana Room" clubs. Initial membership fees are deferred and recognized as income when membership services commence. Monthly membership fees are recognized as income when earned.

    Initial Territorial Fees. Revenues from the sale of initial territorial
    -------------------------
    rights are recognized, net of allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed.

    Stock-Based Compensation. Statement of Financial Accounting Standard
    -------------------------
    ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, under which no compensation cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

    Lease Commitment. Rent expense is recognized on a straight-line basis over
    -----------------
    the term of the lease.

    Earnings  (Loss) per Share. The Company adopted SFAS No. 128 "Earnings per
    ---------------------------
    Share" during its fiscal year ended September 27, 1998. SFAS No. 128 requires the presentation of basic earnings per common share and diluted earnings per common share. A basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. A diluted earnings per common share includes the diluting effect of stock options and warrants using the treasury stock method. The Company had loss from continuing operations, and, as a result, basic and diluted loss per share are the same amount.

    Reclassifications. Certain 1997 balances have been reclassified to conform
    ------------------
    with 1998 presentation.

    Recent Accounting Pronouncements
    --------------------------------

    SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income (i.e., foreign currency translation gains/losses and unrealized gains/losses on securities) and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b)display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for financial statements for periods beginning after December 15, 1997. The impact of SFAS 130 will not be material to the Company's financial disclosures.

    SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997. The impact of SFAS 131 will not be material to the Company's financial disclosures, since in the fiscal year 1998, the Company had discontinued Love's franchising business, including Company-owned Love's restaurants (see
    Note 3).


    Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities" requires that costs of start-up activities, including organization costs, be expensed as incurred. This SOP is effective for financial statements for fiscal year beginning after December 15, 1998. Initial application of this SOP should be reported as the cumulative effect of a change in accounting principle as described in APB Opinion No. 20 "Accounting Changes". The Company will change its accounting policy on Pre-Opening Costs upon adoption of this statement.

2.  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

    Significant Operating Losses. The Company has experienced operating losses
    -----------------------------
    since its inception. For the fiscal years ended September 28, 1997 and September 27, 1998, the Company experienced net losses of $3,795,909 and $3,019,722, respectively. The Company anticipates that it will continue to experience losses as it continues working on its ongoing development and reorganization plans, including the establishment of additional Grand Havana Rooms and Grand Havana House of Cigars. Even after the Company's development and reorganization plans are completed, there can be no assurance that the cigar clubs/restaurants owned by the Company will be profitable.

    Significant Capital Requirements. The Company's capital requirements have
    ---------------------------------
    been and will continue to be significant. At September 27, 1998, the Company had cash and cash equivalents of $95,344 and a working capital deficit of $3,198,002. As a result of its expansion activities, the Company's working capital has continually been reduced. The Company will need additional financing, which the Company may raise through the private placements of its securities. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Effective the close of business on October 27, 1998, the NASDAQ Stock Market, Inc. delisted the Company's common stock from NASDAQ for failure to meet the minimum bid requirement. Since that time the Company's common stock has been quoted on the OTC Bulletin Board.

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

    California Smoke-Free Workplace Act of 1994. In 1994 the California
    --------------------------------------------
    legislature enacted the California Smoke-Free Workplace Act of 1994 which prohibits smoking in enclosed spaces at places of employment with certain exemptions. Since the inception of the Company's Beverly Hills Grand Havana Room, the Company has relied upon an exemption in the law that expressly exempts from its coverage retail tobacco shops and private smoker's lounges. Although the Company believes it is justified in relying on the "private smoker's lounge" exemption, if it should be determined in the future that the Company is not a "private smoker's lounge", but rather a restaurant or a bar to which the California Smoke-Free Workplace Act of 1994 were applicable, this would have a material adverse effect on the Company's business, financial condition and results of operations.

3.   DISCONTINUED OPERATIONS

     In December 1996, the Company adopted a formal plan of discontinuance of its Love's franchising and restaurants operations except its international licensing rights to the Love's restaurants. At the time of the adoption, the Company operated three Company-owned Love's restaurants and was the franchisor of an additional ten Love's restaurants. In May 1997, the Company sold its Company-owned Love's restaurant in San Bernardino, California to the franchisee of this location in consideration for the franchisee becoming a sublessee of the premises leased by the Company for the remainder of the lease term. In June 1997 the Company acquired a Love's restaurant in Lakewood, California from its franchisee, when the franchisee went into bankruptcy and the Company took over operations of this Love's restaurant. In August 1997, the Company sold its Company-owned Love's restaurant in Beverly Hills, California for an aggregate sales price of $120,000, payable $40,000 in cash and $80,000 in a three-year 7% promissory note payable in monthly installments. As of September 28, 1997, the Company had two Company-owned Love's restaurants and was the franchisor of an additional nine Love's restaurants.

     In January 1998, the Westchester Love's restaurant ceased operations. The Company and the landlord of this property have agreed to terminate the lease early, in exchange for a net payment to be made by the landlord to the Company of $23,677. The Company has retained the liquor license at this location and expects to transfer it during the fiscal year 1999 for $11,000. Pursuant to an agreement dated February 24, 1998 that closed on July 30, 1998, the Company sold the remaining domestic assets of its Love's franchise operations, consisting primarily of the Lakewood, California Love's restaurant and the franchise rights to nine remaining Love's franchised restaurants for a total purchase price of $135,000. Additionally, the Company guaranteed certain of Love's undisclosed obligations as of February 24, 1998 with respect to the foregoing transactions, for which the Company was paid $50,000. The Company's maximum liability under said guarantee is $195,000.

     Operating results of Love's for the three months ended December 29, 1996 are shown separately as discontinued operations in the accompanying consolidated statement of operations for 1997.

     Total revenues of Love's for 1997 and 1998 were $2,645,838 and $620,046, respectively. These amounts are not included in total revenues from continuing operations in the accompanying consolidated statements of operations.

     Assets and liabilities of Love's to be disposed of at September 28, 1997 consisted of property and equipment of $208,243 and liquor licenses of $28,900. Net assets of discontinued operations have been separately classified in the accompanying consolidated balance sheet at September 28, 1997.

     The estimated loss on the disposal of the discontinued operations of $441,283 represents the estimated loss on the disposal of the assets of Love's and a provision of $400,000 for expected operating losses during the phase-out period from January 1, 1997 through February 28, 1998. Approximately $195,000 of the expected operating loss was incurred from January 1, 1997 through September 28, 1997. Actual operating losses of the discontinued operations during the year ended September 27, 1998 exceeded the estimate by $188,800 and the actual gain on the sale of assets exceeded the estimate by $182,595. Accordingly, the accompanying statement of operations for 1998 includes an additional loss of $6,205.

     No income tax benefits have been allocated to Love's losses because there are no realizable taxable benefits available to allocate to the discontinued operations. Love's losses are included in the Company's net operating loss carryforwards disclosed in Note 6.

4.   TERRITORY RIGHTS AGREEMENT

     Love's Far Eastern Territory Rights Agreement. In August 1994, the Company
     ----------------------------------------------
     entered into a Territory Rights Agreement with PT Transpacific Ekagraha, an Asian holding company. Under the Territory Rights Agreement, the territory rights holder paid to the Company a non-refundable initial development fee of $200,000 for the rights to develop Love's Woodpit Barbecue Restaurants in Asia. The territory rights holder has committed to construct at least eight Love's Restaurants in portions of Asia, including Mainland China, Hong Kong, Indonesia, Singapore, Malaysia and Republic of China-Taiwan, during the three years ended August 1997. The Agreement provides for additional payments to the Company at the opening of each restaurant and for continuing royalties ranging from 5%-8.75% of gross sales. Under the Agreement, the Company is to provide certain training, management and other services during the term of the Agreement. The initial development services required under the agreement were performed and completed during the fiscal year ended September 30, 1996. Given the recent decline in the Asian economy, there can be no assurance that any or all of the obligations of PT Transpacific Ekagraha under the territory rights agreements will be satisfied or that any Love's restaurant will be opened in Asia.

     Grand Havana Far Eastern Territory Rights Agreement. In May 1997, the
     ----------------------------------------------------
     Company entered into an agreement with Grand Havana Room (Asia) Holdings, Ltd., a Hong Kong corporation ("Grand Havana Asia"), pursuant to which the Company has granted to Grand Havana Asia certain exclusive territories in the Far East, including Hong Kong, Taiwan, China, Singapore, Malaysia, Thailand, Japan, Philippines and Korea for a term of 75 years. Grand Havana Asia agreed to pay the Company for the exclusive right to use the name Grand Havana Room in the territory a non-refundable territorial fee of $600,000, of which $300,000 was paid upon execution of the agreement and the balance of $300,000 was payable on the earlier of the opening of the first Grand Havana Room in Hong Kong or April 30, 1998. The Company was required to provide comprehensive development and training services in connection with the opening of the first and all subsequent Grand Havana Rooms in the territories. In return for such services, the Company was to receive 25% of the initial membership fees paid by the members of the Grand Havana Room in Hong Kong and 15% of the initial membership fees paid with respect to subsequent Grand Havana Rooms. Further the Company was to receive 6% of the monthly gross revenues from each Grand Havana Room. At September 30, 1997, the Company has provided for an allowance for uncollectible accounts for the $300,000 receivable. During 1998, the parties terminated the agreement. As a result, the Company wrote-off the receivable.

5.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following at September 28, 1997 and September 27, 1998:

                                                   1997          1998
                                                ----------   -----------
             Leasehold improvements             $3,988,242   $ 4,318,791
             Restaurant equipment                  892,207       910,828
             Office equipment                      153,154       189,464
             Signage                                  -          184,881
                                                ----------   -----------
                                                $5,033,603   $ 5,603,964
             Less accumulated depreciation
              and amortization                    (574,869)   (1,015,761)
             Loss on impairment                       -          487,657
                                                ----------   -----------
                                                $4,458,734   $ 4,100,546
                                                ==========   ===========

     The Company's Washington D.C. operation generated increasing cash flow losses. These circumstances indicated that the carrying amounts of property and equipment related to this location might not be recoverable. Accordingly, management reviewed the property and equipment related to this facility for recoverability in accordance with SFAS No. 121 and determined that these assets were impaired. As of September 27, 1998, the Company made provision for impairment loss of $487,657. See Note 10.

     The depreciation expense charged to operation for the year ended September 28, 1997 and September 27, 1998 were $386,197 and $440,892, respectively.

6.   INCOME TAXES

     At September 27, 1998, the Company had approximate net operating loss carryforwards for federal tax purposes expiring as follows (in million):

         Year Expires                       Amount
         ------------                       ------
             1999                            $ 2
             2000                              -
             2004                              -
             2006                              -
             2007                              -
             2008                              -
             2009                              1
             2010                              2
             2011                              1
             2012                              3
             2013                              3
                                             ---
                TOTAL                        $12
                                             ===

     The Company had provided 100% allowance on all of its deferred income taxes benefits.


7.   COMMITMENTS AND CONTINGENCIES

     Consulting Agreement. The Company and Mr. Harry Shuster are parties to an
     ---------------------
     Agreement (the "Agreement") dated as of June 1, 1993, The Agreement provides that Mr. Shuster will act as the Chairman of the Board, President and Chief Executive Officer and a Director of the Company throughout the rolling three year term of the Agreement for annual compensation initially set at $250,000 per annum, to be increased five percent during each successive year of the Agreement. Mr. Shuster is also to be provided with either the use of a company car to be used in carrying out his duties for the Company or a $500 per month car allowance. The Agreement provides for certain disability benefits for a period of up to three years. The Agreement provides for automatic one-year renewals for each contract year that ends without termination of the Agreement by either party.

     Operating Leases. The Company leases restaurant, club and corporate
     ----------------
     facilities under operating leases with original terms ranging from 10 to 25 years. The lease obligations include provisions requiring the payment of property taxes, insurance, repairs and maintenance, and generally contain renewal options and call for contingency rentals based on percentages of sales. Restaurant facilities subleased to franchisees are subleased under similar terms to the lease the Company has with the lessor.

     Minimum lease payments required under noncancelable leases and subleases, respectively, at September 27, 1998 are as follows:

                 Fiscal Year Ending
                   1999                    $ 1,202,327
                   2000                      1,203,577
                   2001                        977,588
                   2002                      1,018,531
                   2003                        987,998
                   Thereafter                8,033,417
                                           -----------
                                           $13,423,438
                                           ===========

     Rent expense was $1,433,888 in 1997 and $1,344,091 in 1998. At September 27, 1998, the Company had $875,000 in certificate of deposit which was used as a collateral for an irrevocable letter of credit issued to guarantee the lease of its Grand Havana Room in New York.

8.   STOCKHOLDERS' EQUITY

     Warrants. In April 1994, the Company issued public warrants consisting of
     ---------
     2,012,500 Class A Common Stock Purchase Warrants and 2,012,500 Class B Common Stock Purchase Warrants. The Class A Warrants are exercisable at $4.80 per share and Class B Warrants are exercisable at $5.60 per share. Both warrants expire in April 1999. The Company granted the underwriter 175,000 units, each unit consisting of 175,000 shares of common stock, Class A underwriter warrants to purchase 175,000 shares of common stock and Class B underwriters warrants to purchase 175,000 shares of common stock at a price to be adjusted as new shares are issued at less than the then-current exercise price. The underwriters units expire on April 12, 1999.

     Stock Options. During fiscal year ended September 28, 1997, the Company
     --------------
     adopted the 1996 Stock Option Plan (the "Plan") to provide to officers, directors, key employees and other key contributors to the Company an opportunity to purchase the common stock of the Company pursuant to "non-qualified stock options" at the discretion of the Board of Directors.

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

     The Company accounts for the Stock Option Plan under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants under the above plan based upon the provisions of SFAS No.
     123. For the Stock Option Plan, the fair value of each option granted in 1997 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.7%, expected life for the option of five years, expected dividend yield of 0%, and expected volatility of 10%. Under these assumptions for the Stock Option Plan, the weighted average fair value of options granted in 1997 was $.25. The fair value of the grants would be amortized over the vesting period for stock options. The Company's pro forma net loss and net loss per common share assuming compensation cost was determined under SFAS No. 123 would have no material difference on net losses or net loss per common share.

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

     Stock Issued for Services. In March 1997, the Company issued 110,000 shares
     --------------------------
     of common stock pursuant to a two-year consulting agreement. The shares were valued at $268,900 and are being amortized over two years. The Company also granted the consultant options to purchase 20,000 shares at $.80 per share and 5,000 shares at $1.00 per share, expiring on January 30, 2001. The options were valued at $9,000 using the Black-Scholes pricing model.

     In October 1997, the Company issued 50,000 shares of common stock for consulting services rendered to the Company. The shares were valued at $61,000.

     Private Placements. During the fiscal year ended September 28, 1997, the
     -------------------
     Company, in various private placements, raised net proceeds of $1,434,500 through the issuance of 1,479,206 shares of common stock and warrants to purchase 1,126,666 shares of common stock at $1.50 per share. Included in the private placements were 333,333 shares to Harry Shuster, 333,333 shares to United Leisure Corporation and 100,000 shares to H&N Shuster Charitable Foundation. United Leisure Corporation exercised 333,333 warrants in 1997.

     Regulation S Offerings. In September 1997, the Company completed a
     -----------------------
     Regulation S Offering of 3,229,267 units, each unit consisting of one share of common stock and a three-year warrant to purchase 1/2 share of common stock, exercisable at $1.50 per share of common stock for net proceeds of $2,335,500. The Company paid a placement fee to the selling agent of 10%, a non-accountable expense allowance of 3%, and in addition, delivered a warrant expiring in September 2000 to purchase 600,000 shares of common stock exercisable at $.85 per share as a finder's fee. The warrants were valued at $72,000 using the Black-Scholes option pricing model. The value of the warrants had no impact in the accompanying statements of operations. Subscriptions receivable at September 28, 1997 of $1,288,950 was collected in October 1997. During the fiscal year ended September 27, 1998, the Company agreed to reduce to $.27 per share, the warrant exercise price of warrants to purchase an aggregate of 1,100,000 shares of common stock of the Company held by the finder in this offering on condition that all of such warrants be exercised. All of such warrants were exercised in January 1998 for aggregate net proceeds to the Company of approximately $260,000, after deducting a 10% placement fee, a 3% non-accountable expense allowance and other related expenses.

     During the fiscal year ended September 27, 1998, the Company completed a Regulation S Offering of 1,200 units, each unit consisting of 1,000 shares of common stock and warrants to purchase 1,000 share of common stock, resulting in aggregate net proceeds of approximately $260,000, after deducting an 8% placement fee, a 2% non-accountable expense allowance and other related expenses.

     Increase in Authorized Capital Stock. On December 12, 1997, the Company
     -------------------------------------
     amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 50,000,000.


9.   RELATED PARTY TRANSACTIONS

     1990 Westwood. The Company entered into a five-year lease with 1990
     --------------
     Westwood Boulevard, Inc. for an office space. The Lease provides for a rental of $4,000 per month through January 31, 1998 and $4,400 per month thereafter through the end of the term of the lease in January 2001. 1990 Westwood Boulevard, Inc. is presently owned 65% by Harry Shuster.

     Notes Payable To Related Parties
     --------------------------------

     Notes payable to related parties at September 28, 1997 and September 27, 1998 consisted of principal amounts due to the following:

                                                      1997         1998
                                                   ----------   ----------
         Harry Shuster                             $    -       $  300,000
         United Leisure Corporation                   775,000      536,000
         United Film Distributors, Inc.               707,000      507,000
                                                   ----------   ----------
                                                   $1,482,000   $1,343,000
                                                   ==========   ==========

     Harry Shuster. The Company is leasing on a month to month basis an
     --------------
     apartment in New York from Harry Shuster at a monthly rent of $3,000 plus common area maintenance charges. Effective October 1, 1997, the rent has been shared with United Leisure. Rent expense incurred for this apartment was $43,522 in 1997 and $22,832 in 1998.

     The Promissory Note to Harry Shuster is secured by a lien in substantially all assets of the Company. The Promissory Note bears interest at 10% per annum and is due and payable in March 31, 1999.

     United Leisure. In connection with the lease for the Company's New York
     ---------------
     Grand Havana Room the Company was required to provide a letter of credit. In order to establish this letter of credit the Company entered into a financing agreement dated September 10, 1996, with its affiliate, United Leisure Corporation, pursuant to which United Leisure pledged the sum of $875,000 in order for the Company to obtain the required letter of credit. The Company had additionally agreed to apply one-half of all initial membership fees from the members of its New York, New York and Washington D.C. Grand Havana Rooms to replace the cash collateral pledged by United Leisure, and, in any event, the Company has agreed to replace all of the cash collateral within 18 months after United Leisure's pledge of the cash collateral. In consideration for United Leisure pledging the collateral for the letter of credit, the Company has agreed to pay an amount to United Leisure equal to 10% per annum on the amount of the pledged cash collateral, as it exists from time to time. As additional consideration, the Company agreed to issue 100,000 shares of its common stock to United Leisure, and has agreed to grant to United Leisure a warrant to purchase an additional 100,000 shares of common stock of the Company, which warrant is exercisable for a period of five years at an exercise price of $.75 per share. The warrant was subsequently exercised by United Leisure. On July 15, 1997 the Company and United Leisure entered into an amendment to financing agreement pursuant to which amendment, in consideration for United Leisure agreeing to forego the requirement that the Company replace the collateral pledged by United Leisure from the initial membership fees it received from its New York and Washington D.C. Grand Havana Rooms, the Company agreed to issue to United Leisure or its designee a warrant expiring on August 1, 2000 to purchase 150,000 shares of its common stock at an exercise price of the lesser of$.75 per share or 75% of the average of the last trade price for the common stock for the 10-day period prior to the exercise of the warrant. The warrants were valued at $20,000 using the Black-Scholes option pricing model. United Leisure subsequently designated Westminster Capital, Inc., an unrelated third party, as an entity to receive this warrant. The full $875,000 cash collateral under this financing agreement, was repaid by the Company to United Leisure in October 1997. Harry Shuster is an officer and director of United Leisure.

     In February 1997, the Company entered into a second financing agreement with United Leisure pursuant to which agreement United Leisure agreed to provide advances to the Company from time to time during a period of six months. Interest on any amounts advanced bears interest at the rate of 9% per annum until paid. In consideration for making the loan, the Company issued 75,000 shares of its common stock to United Leisure. The agreement further provided that if all of the advances plus accrued but unpaid interest thereon were not paid on or prior to September 30, 1997 that the Company would issue an additional 25,000 shares of its common stock to United Leisure. The loan was not repaid by September 30, 1997 and during the year ended September 27, 1998, the Company issued 25,000 shares of common stock to United Leisure valued at $38,681. The parties agreed to extend the maturity date of the advances made under this financing agreement to March 31, 1998. An aggregate of $775,000 was advanced under this loan, the full principal amount of which remained outstanding at September 28, 1997. During fiscal year 1998, the Company repaid $255,000 in principal amount and borrowed additional $16,000, resulting to a principal balance of $536,000 at September 27, 1998.

     On September 30, 1998, United Leisure agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacement of the previous loan. The Company executed Secured Promissory Note dated September 30, 1998 (the "Promissory Note"). The Promissory Note bears interest at 8% per annum and is due and payable in full on March 31, 1999. The Promissory
     Note is secured by a second lien in substantially all assets of the Company. Presently, this security interest is subordinate to a security interest in the same collateral granted in favor of Harry Shuster, securing payment of a promissory in the principal amount of $300,000. Mr. Shuster intends to subordinate his position to that of United Leisure. The initial loan advance under the Promissory Note on September 30, 1998 was $603,280, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $67,280. United Leisure may from time to time, but shall not be obligated, to make future advances under the Promissory Note up to a total amount of $1,250,000.

     As of September 27, 1998, United Leisure owned 966,666 shares of the Company's common stock.

     United Film. In May 1997 the Company entered into a financing agreement
     ------------
     with United Film Distributors, Inc., an affiliate of the Company ("United Film"), whereby United Film agreed to provide advances to the Company from time to time. Interest on any amount advanced bears interest at the rate of prime plus 3% (11% at September 27, 1998). The full principal amount and all accrued but unpaid interest on any amounts advanced is due and payable on demand. The Company borrowed $507,000 in May 1997, repaid $450,000 in July 1997 and borrowed an additional $650,000 in August 1997, leaving a balance due to United Film of $707,000 as of September 28, 1997. During fiscal 1998, the Company repaid $200,000 in principal amount, leaving a principal balance of $507,000 at September 27, 1998. Harry Shuster is the Chairman of the Board of United Film. Brian Shuster, the son Harry Shuster, is the President of United Film.

     Due From Related Parties
     ------------------------

     Due from related parties at September 28, 1997 and September 27, 1998 consisted of the following:

                                                 1997       1998
                                               --------   --------
     Harry Shuster                              $48,000   $ 48,000
     United Leisure Corporation                  20,258     87,534
     Hit Entertainment                            3,750      4,063
     United Film Distributors, Inc.               5,990      5,990
     1990 Westwood Blvd., Inc.                       34        150
                                                -------   --------
                                                $78,032   $145,737
                                                =======   ========

     Due To Related Parties
     ----------------------

     Due to related parties at September 28, 1997 and September 27, 1998 consisted of the following:

                                                                                 1997           1998
                                                                               --------       --------
        Advances from Harry Shuster                                            $ 60,000       $465,000
        Accrued interest expense to United Leisure                              120,989         71,155
        Accrued interest expense to United Film                                  18,305         72,250
        Accrued consulting fees and expenses to Harry Shuster                   221,305        314,928
                                                                               --------       --------
                                                                               $420,599       $923,333
                                                                               ========       ========

Advances from Harry Shuster in 1998 represents unsecured loans. The loans bear interest at 10.5% per annum (prime rate plus 2%) and is due and payable on demand.

10.  SUBSEQUENT EVENTS

     Sale of Washington D.C. operation
     ---------------------------------

     On February 1, 1999 the Company entered into agreement which was closed on September 17, 1999 with Thursdays Restaurant Group, LLC to sell the Washington D.C. business, including but not limited to the property and equipment and substantial all of the inventory for $250,000. The carrying value of property and equipment and inventory related to this location as of September 27, 1998 were $695,987 and $16,670 respectively. See Note 5

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 1999          GRAND HAVANA ENTERPRISES, INC.

                                   BY   /s/ Stanley Shuster
                                        -------------------------------------
                                        Stanley Shuster, Chairman of the Board,
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                           Capacity                               Date
         ---------                           --------                               ----
     /s/ Stanley Shuster       President and Chief Executive Officer,        September 30, 1999
---------------------------    Chief Financial Officer (Principal
       Stanley Shuster         Financial Officer) and Director


     /s/ Alvin Cassell         Director                                      September 30, 1999
---------------------------
       Alvin Cassell

/s/ J. Brooke Johnston, Jr.    Director                                      September 30, 1999
---------------------------
  J. Brooke Johnston, Jr.

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

(3)-3 Certificate of Amendment to Certificate of Incorporation of the Company, filed in the Office of the Secretary of State of Delaware on February 28, 1997, filed as Exhibit (3)-3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997, is hereby incorporated by reference.

(3)-4 Certificate of Amendment to Certificate of Incorporation of the Company filed in the Office of the Secretary of State of Delaware on December 12, 1997 filed as Exhibit (3)-4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997, is hereby incorporated by reference.

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

(10)-7 Territory Rights Agreement, dated August 22, 1994, between Love's Enterprises, Inc. and PT Transpacific Ekagraha, filed as Exhibit (10)- 29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

(10)-8 Stock Option Agreement, dated September 21, 1994, as amended, between the Company and Arnold Wasserman covering 25,000 shares of the Common Stock, par value $.01 per share, of the Company, filed as Exhibit
         (10)-27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, is hereby incorporated by reference.

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

(10)-11 Agreement of Lease, dated September 16, 1996, between 666 Fifth Avenue Limited Partnership and Grand Havana Room -- New York, Inc., filed as Exhibit (10)-35 to the Company's Registration Statement on Form S-3(File No. 333-16045), is hereby incorporated by reference.

(10)-12 Office Building Lease dated August 23, 1996, by and between Writ Limited Partnership and the Company, T/A Grand Havana Room, filed as Exhibit (10)-39 to the Company's Registration Statement on Form S-3 (File No. 333-16045), is hereby incorporated by reference.

(10)-13 Financing Agreement dated September 10, 1996, by and between the Company and United Leisure Corporation, filed as Exhibit (10)-40 to the Company's Registration Statement on Form S-3 (File No. 333-16045), is hereby incorporated by reference.

(10)-14 Territorial Rights Agreement dated as of May 6, 1997, by and among the Company and Grand Havana Room (Asia) Holding Hong Kong as filed as Exhibit (10)-14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997, is hereby incorporated by reference.

(10)-15 Financing Agreement dated as of February 12, 1997, by and between United Leisure Corporation and the Company as filed as Exhibit (10)-15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997, is hereby incorporated by reference.

(10)-16 Amendment No. 1 to Financing Agreement dated as of September 30, 1997, between United Leisure Corporation and the Company (amending financing agreement dated February 12, 1997) as filed as Exhibit (10)-16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997, is hereby incorporated by reference.

(10)-17 Amendment No. 1 to Financing Agreement dated as of July 15, 1997, between United Leisure Corporation and the Company (amending financing agreement dated September 10, 1996) as filed as Exhibit (10)-17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997, is hereby incorporated by reference.

(10)-18 Financing Agreement dated as of May 1, 1997, by and between United Film Distributors, Inc. and the Company as filed as Exhibit (10)-18 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997, is hereby incorporated by reference.

(10)-19 1996 Stock Option Plan of the Company as filed as Exhibit (10)-19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997, is hereby incorporated by reference.

(10)-20 Lease Agreement dated as of February 24, 1997, by and between the Company and Bally's Grand, Inc. filed as Exhibit (10)-20 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997, is hereby incorporated by reference.

(10)-21 Consulting Agreement between the Company and IPO Consultants dated September 16, 1997, filed as Exhibit (10)-21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997, is hereby incorporated by reference.

(21)     List of Subsidiaries*

(27)     Financial Data Schedule*

------------
*  Filed herewith