Form 10QSB
period 1998-12-27
GRAND HAVANA ENTERPRISES INC
filed 1999-10-08
CIK 909483

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 27, 1998

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _______________.

                         Commission File Number 0-24828
                         GRAND HAVANA ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                    95-4428370
   (State or other jurisdiction of                     (I.R.S.Employer
   incorporation or organization)                    Identification No.)


   1990 Westwood Boulevard, 3rd Floor
       Los Angeles, California                             90210
(Address of Principal Executive Offices)                 (Zip Code)


                                 310/ 475-5600
              (Registrant's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES [ ]       NO [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                             Outstanding at December27, 1998
---------------------                     -------------------------------
 Common Stock, par                              14,174,306 shares
value $.01 per share

Transitional Small Business Disclosure Format (check one):

                    YES [ ]       NO [X]

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 December 27,        September 27,
                                                                    1998                1998
                                                                 ------------        -------------
                                                                 (Unaudited)
                  ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $   (5,332)         $   95,344
     Accounts receivable, net                                        348,203             133,212
     Current portion of note receivable                               19,672              26,623
     Inventories                                                     620,666             663,955
     Prepaid expenses                                                195,935             214,555
                                                                  ----------          ----------
            TOTAL CURRENT ASSETS                                   1,179,144           1,133,689

PROPERTY AND EQUIPMENT, Net                                        4,080,717           4,100,546

OTHER ASSETS
     Restricted cash                                                 937,057             937,057
     Note receivable, net of current portion                          28,548              28,548
     Pre-opening costs                                                     -              23,844
     Due from related parties                                         48,000             145,737
     Deferred charges                                                 33,557              67,106
     Deposits and other assets                                        84,867              85,627
                                                                  ----------          ----------
            TOTAL OTHER ASSETS                                     1,132,029           1,287,919
                                                                  ----------          ----------
                                                                  $6,391,890          $6,522,154
                                                                  ==========          ==========

    See accompanying notes to consolidated condensed financial statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED

                                                                                     December 27,                September 27,
                                                                                         1998                        1998
                                                                                   ---------------              --------------
                                                                                     (Unaudited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable to related parties                                                 $  1,343,000                $  1,343,000
     Bank overdraft                                                                         69,647                      89,083
     Accounts payable                                                                    1,442,614                   1,114,655
     Accrued liabilities                                                                   419,895                     172,237
     Deferred revenues                                                                      78,253                     129,905
     Due to related parties                                                                848,852                     923,333
     Deferred rent payable                                                                 335,240                     559,478
                                                                                     -------------               -------------
            TOTAL CURRENT LIABILITIES                                                    4,537,501                   4,331,691

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized - 3,000,000
        shares; issued and outstanding - none
     Common stock, $.01 par value; authorized - 50,000,000
        shares; issued and outstanding - 14,174,306 shares                                 141,744                     141,744
     Additional paid-in capital                                                         13,279,044                  13,279,044
     Accumulated deficit                                                               (11,566,399)                (11,230,325)
                                                                                     -------------               -------------
            TOTAL STOCKHOLDERS' EQUITY                                                   1,854,389                   2,190,463
                                                                                     -------------               -------------
                                                                                      $  6,391,890                $  6,522,154
                                                                                     =============               =============

    See accompanying notes to consolidated condensed financial statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                         Three Months Ended
                                                                             ------------------------------------------
                                                                               December 27,               December 28,
                                                                                   1998                       1997
                                                                             ----------------           ---------------
                                                                                (Unaudited)                (Unaudited)

REVENUES
     Food and beverage                                                           $ 1,055,227               $   862,312
     Merchandise sales                                                               223,873                   184,425
     Membership fees                                                                 444,657                   273,743
     Other                                                                            28,664                   175,805
                                                                             ----------------           ---------------
            TOTAL REVENUES                                                         1,752,421                 1,496,285

COSTS AND EXPENSES
     Food and beverage                                                           $   287,008                   416,903
     Merchandise                                                                     109,991                   127,389
     Operating expenses
         Direct labor                                                                555,177                   653,789
         Occupancy and other                                                         694,429                   771,198
     General and administrative                                                      262,815                   100,598
     Depreciation and amortization                                                   121,419                   107,501
                                                                             ----------------           ---------------
            TOTAL COSTS AND EXPENSES                                               2,030,839                 2,177,378
                                                                             ----------------           ---------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                                  (278,418)                 (681,093)

OTHER INCOME (EXPENSE)
     Interest income                                                                  12,234                      1365
     Interest expense                                                                (46,046)                  (40,298)
                                                                             ----------------           ---------------
            TOTAL OTHER INCOME (EXPENSE)                                             (33,812)                  (38,933)
                                                                             ----------------           ---------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                                           (312,230)                 (720,026)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                                       (23,844)                        -
                                                                             ----------------           ---------------
NET LOSS                                                                         $  (336,074)              $  (720,026)
                                                                             ================           ===============
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                           14,174,306                11,799,306

BASIC LOSS PER SHARE
     Loss before cumulative effect of change in accounting priciple              $     (0.02)              $     (0.06)
     Cumulative effect of change in accounting priciple                                    -                         -
                                                                             ----------------           ---------------
                                                                                 $     (0.02)              $     (0.06)
                                                                             ================           ===============

    See accompanying notes to consolidated condensed financial statements.

                        GRAND HAVANA ENTERPRISES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                  Three Months Ended
                                                                                      ------------------------------------------
                                                                                       December 27,                December 28,
                                                                                           1998                        1997
                                                                                      ---------------             --------------
                                                                                        (Unaudited)                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                            $(336,074)                $  (720,026)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation and amortization                                                121,419                     120,111
              Amortization of deferred charges                                              33,549                      24,518
              Changes in operating assets and liabilities:
                  Accounts receivable                                                     (214,991)                    (97,284)
                  Inventories                                                               43,289                      18,748
                  Prepaid expenses                                                          18,620                     (69,780)
                  Pre-opening costs                                                         23,844                      (2,026)
                  Accounts payable and accrued liabilities                                 575,617                      57,913
                  Accrued costs of discontinued operations                                       -                     (44,932)
                  Deferred revenues                                                        (51,652)                     94,263
                  Deferred rent payable                                                   (224,238)                    (10,616)
                                                                                      ---------------             --------------
                  NET CASH USED IN OPERATING ACTIVITIES                                    (10,617)                   (629,111)
                                                                                      ---------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                  (101,590)                   (237,479)
     Due from related parties                                                               97,737                      32,780
     Collection of note receivable                                                           6,951                       4,043
     Deferred charges, deposits and other assets                                               760                           -
     Restricted cash                                                                             -                    (875,000)
                                                                                      ---------------             --------------
                  NET CASH USED IN INVESTING ACTIVITIES                                      3,858                  (1,075,656)
                                                                                      ---------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of notes payable                                                       -                    (325,000)
     Due to related parties                                                                (74,481)                     69,595
     Collections of subscriptions receivable                                                     -                   1,288,950
     Payment of bank overdraft                                                             (19,436)                          -
                                                                                      ---------------             --------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                (93,917)                  1,033,545
                                                                                      ---------------             --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (100,676)                   (671,222)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              95,344                     879,461
                                                                                      ---------------             --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $  (5,332)                $   208,239
                                                                                      ===============             ==============


    See accompanying notes to consolidated condensed financial statements.

                   HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the Company) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three months ended December 27, 1998 and December 28, 1997, (b) the consolidated financial position at December 27, 1998 and September 27, 1998 and (c) the consolidated cash flows for the three months ended December 27, 1998 and December 28, 1997. Interim results are not necessarily indicative of the results for a full year.

     The consolidated condensed balance sheet presented as of September 27, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated condensed financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

2.   CHANGE IN ACCOUNTING PRINCIPLE

     During the first quarter of 1998, the Company changed its method of accounting for pre-operating cost to conform with new requirements of SOP No. 98-5. The effect of this change was to increase loss for three months period ended December 27, 1998 by $23,844. Financial statements for year ended September 27, 1998 have not been restated, and the cumulative effect of the change is shown as a one-time charge of $23,844 to loss in the three months ended December 27, 1998 income statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitations, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act, as amended(the "Exchange Act"), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially form those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the ability to obtain adequate working capital on terms favorable to the Company, compliance with regulatory requirements, the Company's ability to sell more memberships, a decline in public consumption of cigars and other tobacco products, significant increases in excise taxes which could substantially increase the price of cigars and general economic factors. All forward-looking statements contained in this Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

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

     The Company currently owns and operates three Grand Havana Rooms, one in Beverly Hills, California, which opened in June 1995; one in Washington, D.C., which opened in March 1997; and one in New York, New York, which opened in May 1997. In addition, the Company currently owns and operates three Grand Havana House of Cigars locations, one in Beverly Hills, California, which opened in December 1997; one in Washington, D.C., which opened in March 1997; and one in Las Vegas, Nevada, which opened in November 1997. As its principal business focus, the Company intends to continue the operation of its existing Grand Havana Rooms and Grand Havana House of Cigars locations (other than Washington, D.C.), while considering the disposition of locations when that is, in the opinion of management, in the Company's best interest.

     Management of the Company expects that during the membership drives for its New York and Washington, D.C., Grand Havana Rooms, and for the expansion of its Beverly Hills Grand Havana Room, the Company will continue to experience consolidated losses; however, there can be no assurance that such cigar clubs and the Company's retail cigar stores will be profitable in the future. The Company has experienced operating losses since its inception with net losses of ($720,026) and ($336,074) for the fiscal quarters ended December 28, 1997, and December 27, 1998, respectively. Management of the Company is considering the closing and/or sale of the Washington, D.C., Grand Havana Room and Grand Havana House of Cigars. The Washington, D.C., Grand Havana Room experienced losses from operations in the fiscal quarter ended December 27, 1998 of ($118,803).

     In December 1998, the Company completed its expansion of its Beverly Hills Grand Havana Room into the former space of its closed restaurant, On Canon, and reopened the Beverly Hills Grand Havana Room's membership list, which had been fully subscribed. The Beverly Hills Grand Havana Room began to accept names off the waiting list as new members.

     The Company was incorporated under the laws of the State of Delaware on April 13, 1993, under the name "United Restaurants, Inc." The Company was originally formed in order to acquire all of the capital stock of Love's Enterprises, Inc. ("LEI"), which company was the franchisor, owner and operator of the Love's restaurant chain. The Company acquired the stock of LEI in May 1993. In December 1996, due to less than anticipated operating results from the Love's restaurant chain, the Company adopted a plan of discontinuance with respect to the Love's restaurant chain, which plan was completed in July 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 27, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 28, 1997

     The Company derives revenues from continuing operations from three principal sources: food and beverage sales, sales of cigars and related merchandise, and membership fees. During the fiscal quarter ended December 27, 1998, the Company had revenues of $1,752,421 compared to revenues of $1,496,285 for the fiscal quarter ended December 28, 1997, an increase of $256,136 or approximately 17.12%. This increase in revenues is primarily due to the increase in the number of private holiday parties held at the New York Grand Havana Room in December 1998. Income at the New York Grand Havana Room for the month of December 1998 was $189,295 compared to losses at the New York Grand Havana Room in the months of October 1998 and November 1998 of ($19,675) and ($38,732), respectively.

     Revenue from food and beverage increased from $862,312 in the fiscal quarter ended December 28, 1997 to $1,056,227 in the fiscal quarter ended December 27, 1998, an increase of $192,915 or approximately 22.37%. This increase is primarily attributable to the increase in private parties at the New York Grand Havana Room during December 1998.

     Revenue from merchandise sales increased from $184,425 in the fiscal quarter ended December 28, 1997 to $223,873 in the fiscal quarter ended December 27, 1998, an increase of $39,448 or approximately 21.39%. This increase is due to the increased patronage at both the Grand Havana Rooms and the Grand Havana House of Cigars locations.

     Membership fees increased from $273,743 in the fiscal quarter ended December 28, 1997 to $444,657 in the fiscal quarter ended December 27, 1998, an increase of $170,914 or approximately 62.44%. This is primarily a result of increased membership at the New York Grand Havana Room and the opening of the Beverly Hills Grand Havana Room to new members in December 1998 after its expansion into the location previously occupied by the On Canon restaurant.

     During the fiscal quarter ended December 27, 1998, the Company included its revenue from private parties in revenues from merchandise sales and from food and beverage sales. During the fiscal quarter ended December 28, 1997, income from private parties was allocated to "Other" under Revenues. Thus, the decrease in "Other" from $175,805 in the fiscal quarter ended December 28, 1997 to $28,664 in the fiscal quarter ended December 27, 1998, was a result of the different classification of the income from private parties. The New York Grand Havana Room earned a substantial portion of its quarterly income during the month of December 1998 from private holiday parties held at the club.

     Interest income increased by $10,869 or approximately 796.26% from $1,365 in the fiscal quarter ended December 28, 1997 to $12,234 in the fiscal quarter ended December 27, 1998. This interest income is primarily earned on monies pledged to support a letter of credit required in connection with the Company's lease for the New York Grand Havana Room location. Prior to November 1997, all interest income on the pledged amount was paid to United Leisure Corporation, an affiliate of the Company, which had supplied the pledged amount under a financing agreement with the Company. The Company fully replaced the monies pledged by United Leisure Corporation by October 1997 and, thereafter, the Company received the interest accrued on the pledged amount.

     During the fiscal quarter ended December 27, 1998, the Company incurred total costs and expenses of $2,030,839 compared to $2,177,378 for the fiscal quarter ended December 28, 1997, a decrease of $146,539 or approximately 6.73%. This decrease is primarily due to decreases in direct labor costs, food and beverage costs, and merchandise costs resulting from the imposition of more efficient operations and better controls. In addition, the Company's On Canon restaurant, which had high labor costs, was still operating in the fiscal quarter ended December 28, 1997 but was no longer operating during the fiscal quarter ended December 27, 1998. General and administrative expenses offset these decreases by increasing from $100,598 in the fiscal quarter ended December 28, 1997 to $262,815 in the fiscal quarter ended December 27, 1998, an increase of $162,217 or approximately 161.25%. This increase in general and administrative expenses was primarily a result of increased legal fees arising from the initial preparation of the Company's Form 10-KSB for the fiscal year ending September 27, 1998.

     The Company experienced a net loss of ($336,074) or $(.02) per share for the fiscal quarter ended December 27, 1998, compared to a net loss of ($720,026) or ($.06) per share for the fiscal quarter ended December 28, 1997, a decrease in loss of ($383,952) or approximately 53.32%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is considering the closing and/or sale of its Washington, D.C., Grand Havana Room and House of Cigars location which has been operating at a loss since its opening. The Company is not planning to open new Grand Havana Rooms or House of Cigars locations in the near future.

     As a result of its past expansion activities, the Company had spent most of the proceeds from its initial public offering prior to its fiscal year ended September 30, 1996. Accordingly, the Company raised an aggregate of approximately $300,000 in gross proceeds through a Regulation S offering of its securities (the Company's $.01 par value common stock (the "Common Stock") and warrants to purchase shares of its Common Stock) during its fiscal year ended September 28, 1997. In addition, warrants to purchase shares of the Company's Common Stock were exercised during the fiscal year ended September 27, 1998, for aggregate gross proceeds to the Company from such warrant exercises of approximately $297,000. Substantially all of the funds raised in these private placements and warrant exercises, as well as funds loaned by entities affiliated with the Company, as discussed below, have been spent by the Company for general working capital purposes. At December 27, 1998, the Company had cash or cash equivalents of ($5,332).

     On August 15, 1998, Harry Shuster, Chairman of the Board, President, Chief Executive Officer and a director of the Company agreed to lend the Company $300,000. The Company delivered to Harry Shuster its secured promissory note dated August 15, 1998 (the "Shuster Note"). The Shuster Note bears interest at
10% per annum and is due and payable in full on March 31, 1999.   The Shuster
Note is secured pursuant to a Security Agreement dated August 15, 1998 (the "Shuster Security Agreement"), in which the Company granted Harry Shuster a first lien security interest in certain collateral. As of December 27, 1998, the entire principal amount of the Shuster Note, $300,000, remained outstanding. In addition to the sums due under the Shuster Note, as of December 27, 1998, the Company is indebted to Harry Shuster in the amount of $605,654 for advances made from time to time by Harry Shuster to the Company.

     On September 30, 1998, United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure") of which Harry Shuster is Chairman of the Board, President, Chief Executive Officer and a director, agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacement of the previous loan between United Leisure and the Company. The Company executed a Secured Promissory Note dated September 30, 1998 (the "Promissory Note"). The Promissory Note is secured pursuant to a Security Agreement dated September 30, 1998 (the "Security Agreement"), in which the Company granted United Leisure a second lien security interest in certain collateral. On November 30, 1998, Harry Shuster subordinated his security interest pursuant to the Shuster Security Agreement to the lien granted to United Leisure under the Security Agreement. The initial loan advance under the Promissory Note on September 30, 1998 was $603,280, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $67,280. United Leisure may from time to time, but shall not be obligated to, make future advances under the Promissory Note up to a total amount of $1,250,000. At December 27, 1998 the Company owed an aggregate of $603,280 in principal amount to United Leisure under the Promissory Note.

     In addition, as of December 27, 1998, an aggregate of $507,000 in principal amount remained outstanding under a financing agreement with United Film Distributors, Inc., an affiliate of the Company, the full amount of which, together with all accrued but unpaid interest thereon, is due and payable by the Company upon demand, which demand may not be made prior to November 1, 1998.

     The Company believes that it will meet its working capital needs, in the near future, from the operations of its Grand Havana Rooms and Grand Havana House of Cigars locations. However, should the Company need additional working capital the Company may consider selling its securities in private placements. Due to the low trading price of the Company's Common Stock, there can be no assurance that the Company will be able to raise additional capital by selling its securities in private placements on terms that are acceptable to the Company. In addition, effective the close of business on October 27, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") delisted the Company's Common Stock and Series A and B Warrants from Nasdaq for failure to meet Nasdaq's minimum bid requirement. Since that time the Company's Common Stock has been quoted on the OTC Bulletin Board. The delisting of the Company's Common Stock from Nasdaq might result in the Company having difficulty in placing its securities with prospective investors.

     If the Company is unable to raise additional funds, if and when needed, through the private placement of its securities it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if available, that it will be available on terms acceptable to the Company. If the Company is unable to place securities or obtain financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such options as selling or pledging portions of its assets in order to meet such obligations.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     (10)-1 Secured Promissory Note dated as of August 15, 1998, by and between Harry Shuster and the Company.

     (10)-2 Security Agreement dated as of August 15, 1998, by and between Harry Shuster and the Company.

     (10)-3 Secured Promissory Note dated as of September 30, 1998, by and between United Leisure Corporation and the Company.

     (10)-4 Security Agreement dated as of September 30, 1998, by and between United Leisure Corporation and the Company.

     (10)-5 Subordination Agreement dated as of November 30, 1998, by and between Harry Shuster and the Company.

     (27)        Financial Data Schedule

(b)  Reports on Form 8-K

        The Company filed one Current Report on Form 8-K on October 28, 1998, with respect to the delisting of the Company's Common Stock, Class A Warrants and Class B Warrants from Nasdaq.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   GRAND HAVANA ENTERPRISES, INC.



Date: October 7, 1999                /s/   Stanley Shuster
                                   -------------------------------------------
                                   Stanley Shuster
                                   Chief Executive Officer, and Chief Financial
                                   Officer