Form 10QSB
period 1999-03-28
GRAND HAVANA ENTERPRISES INC
filed 1999-10-15
CIK 909483

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]   Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934

                 For the quarterly period ended March 28, 1999

                                       or

[ ]   Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________ to _______________  .

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

                             YES [ ]       NO [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                   Outstanding at March 28, 1999
--------------------                          -----------------------------
Common Stock, par                                   14,174,306 shares
value $.01 per share

Transitional Small Business Disclosure Format (check one):

                             YES [ ]       NO [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                              March 28,                  September 27,
                                                                                1999                         1998
                                                                             -----------                 ------------
                                                                             (Unaudited)
                                 ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                               $   161,570                  $   95,344
     Accounts receivable, net                                                    228,242                     133,212
     Current portion of note receivable                                           13,544                      26,623
     Inventories                                                                 569,746                     663,955
     Prepaid expenses                                                            219,597                     214,555
                                                                             -----------                 ------------
            TOTAL CURRENT ASSETS                                               1,192,699                   1,133,689

PROPERTY AND EQUIPMENT, Net                                                    4,072,052                   4,100,546

OTHER ASSETS
     Restricted cash                                                             938,358                     937,057
     Note receivable, net of current portion                                      28,548                      28,548
     Pre-opening costs                                                                 -                      23,844
     Due from related parties                                                    130,019                     145,737
     Deferred charges                                                                  -                      67,106
     Deposits and other assets                                                    90,401                      85,627
                                                                             -----------                 ------------
            TOTAL OTHER ASSETS                                                 1,187,326                   1,287,919
                                                                             -----------                 ------------
                                                                             $ 6,452,077                 $ 6,522,154
                                                                             ===========                 ============


    See accompanying notes to consolidated condensed financial statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED

                                                                                         March 28,                 September 27,
                                                                                           1999                        1998
                                                                                       -------------               -------------
                                                                                        (Unaudited)
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable to related parties                                                  $  1,410,280                $  1,343,000
     Bank overdraft                                                                               -                      89,083
     Accounts payable                                                                     1,289,760                   1,114,655
     Accrued liabilities                                                                    333,575                     172,237
     Deferred revenues                                                                      191,370                     129,905
     Due to related parties                                                               1,100,834                     923,333
     Deferred rent payable                                                                  590,915                     559,478
     Fire loss                                                                              237,650                           -
                                                                                       -------------               -------------
            TOTAL CURRENT LIABILITIES                                                     5,154,384                   4,331,691

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized - 3,000,000
        shares; issued and outstanding - none
     Common stock, $.01 par value; authorized - 50,000,000
        shares; issued and outstanding - 14,174,306 shares                                  141,744                     141,744
     Additional paid-in capital                                                          13,279,044                  13,279,044
     Accumulated deficit                                                                (12,123,095)                (11,230,325)
                                                                                       -------------               -------------
            TOTAL STOCKHOLDERS' EQUITY                                                    1,297,693                   2,190,463
                                                                                       -------------               -------------
                                                                                       $  6,452,077                $  6,522,154
                                                                                       =============               =============


    See accompanying notes to consolidated condensed financial statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended                         Six Months Ended
                                                            -----------------------------            ------------------------------
                                                             March 28,         March 29,              March 28,          March 29,
                                                               1999              1998                   1999               1998
                                                            -----------       -----------            -----------        -----------
                                                            (Unaudited)       (Unaudited)            (Unaudited)         (Unaudited)
REVENUES
     Food and beverage                                      $   521,200       $   762,305            $ 1,576,427        $ 1,624,617
     Merchandise sales                                          143,114           240,658                366,987            425,083
     Membership fees                                            323,889           471,577                768,546            745,320
     Other                                                       57,266            26,162                 85,930            201,967
                                                            -----------       -----------            -----------        -----------
            TOTAL REVENUES                                    1,045,469         1,500,702              2,797,890          2,996,987

COSTS AND EXPENSES
     Food and beverage                                          165,559           288,782                452,567            705,685
     Merchandise                                                 68,960            90,684                178,951            218,073
     Operating expenses
         Direct labor                                           462,129           604,053              1,017,306          1,257,842
         Occupancy and other                                    602,459           798,495              1,258,746          1,569,693
     General and administrative                                 268,776           182,969                531,591            283,567
     Depreciation and amortization                              129,015            87,172                250,434            194,673
                                                            -----------       -----------            -----------        -----------
            TOTAL COSTS AND EXPENSES                          1,696,898         2,052,155              3,689,595          4,229,533
                                                            -----------       -----------            -----------        -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                             (651,429)         (551,453)              (891,705)        (1,232,546)

OTHER INCOME (EXPENSE)
     Interest income                                              3,203               168                 15,437              1,533
     Partial insurance settlement                               101,718                 -                101,718                  -
     Interest expense                                           (48,330)          (51,920)               (94,376)           (92,218)
                                                            -----------       -----------            -----------        -----------
            TOTAL OTHER INCOME (EXPENSE)                         56,591           (51,752)                22,779            (90,685)
                                                            -----------       -----------            -----------        -----------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                      (594,838)         (603,205)              (868,926)        (1,323,231)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                        -                 -                (23,844)                 -
                                                            -----------       -----------            -----------        -----------
NET LOSS                                                    $  (594,838)      $  (603,205)           $  (892,770)       $(1,323,231)
                                                            ===========       ===========            ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                      14,174,306        13,774,000             14,174,306         12,824,000

BASIC LOSS PER SHARE
     Loss before cumulative effect of change in
       accounting priciple                                  $     (0.04)      $     (0.04)           $     (0.06)       $     (0.10)
     Cumulative effect of change in
       accounting priciple                                            -                 -                      -                  -
                                                            -----------       -----------            -----------        -----------
                                                            $    (0.04)       $     (0.04)           $     (0.06)       $     (0.10)
                                                            ===========       ===========            ===========        ===========



    See accompanying notes to consolidated condensed financial statements.

                        GRAND HAVANA ENTERPRISES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                  Six Months Ended
                                                                                         --------------------------------------
                                                                                         March 28,                   March 29,
                                                                                           1999                        1998
                                                                                         ----------                 -----------
                                                                                         (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                             $(892,770)                $(1,323,231)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation and amortization                                                 250,434                     194,673
              Common stock issued for services                                                                           99,681
              Amortization of deferred charges                                               67,106                           -
              Changes in operating assets and liabilities:
                  Accounts receivable                                                       (95,030)                   (126,011)
                  Inventories                                                                94,209                     126,790
                  Prepaid expenses                                                           (5,042)                    (89,441)
                  Pre-opening costs                                                          23,844                      (3,652)
                  Net assets of discontinued operations                                           -                      20,125
                  Deposits and other                                                              -                       5,723
                  Accounts payable and accrued expenses                                     735,729                       5,865
                  Accrued costs of discontinued operations                                        -                     (70,024)
                  Deferred revenues                                                          61,465                      26,281
                  Deferred rent payable                                                      31,437                      45,165
                                                                                         ----------                 -----------
                  NET CASH USED IN OPERATING ACTIVITIES                                     271,382                  (1,088,056)
                                                                                         ----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                   (221,940)                   (267,594)
     Due from related parties                                                                15,718                      30,032
     Collection of note receivable                                                           13,079                       8,132
     Deferred charges, deposits and other assets                                             (4,774)                          -
     Restricted cash                                                                         (1,301)                   (856,449)
                                                                                         ----------                 -----------
                  NET CASH USED IN INVESTING ACTIVITIES                                    (199,218)                 (1,085,879)
                                                                                         ----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of notes payable                                                        -                    (455,000)
     Due to related parties                                                                  83,145                     152,832
     Collections of subscriptions receivable                                                      -                   1,288,950
     Sale of common stock                                                                         -                     518,390
     Payment of bank overdraft                                                              (89,083)                          -
                                                                                         ----------                 -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                  (5,938)                     1,505,172
                                                                                         ----------                 -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    66,226                    (668,763)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               95,344                     879,461
                                                                                         ----------                 -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 161,570                 $   210,698
                                                                                         ==========                 ===========


    See accompanying notes to consolidated condensed financial statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the Company) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statements of (a) the consolidated condensed results of operations for the three and six months ended March 28, 1999, (b) the consolidated condensed financial position at March 28, 1999 and September 27, 1998 and (c) the consolidated condensed cash flows for the six months ended March 28, 1999 and March 29, 1998. Interim results are not necessarily indicative of the results for a full year.

     The consolidated balance sheet presented as of September 27, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

2.   CHANGE IN ACCOUNTING PRINCIPLE

     The Company changed its method of accounting for pre-operating cost to conform with new requirements of Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities". This Statement requires that costs of start-up activities, including organization costs, be expensed as incurred. Initial application of this SOP should be reported as the cumulative effect of a change in accounting principle as described in APB Opinion No. 20 "Accounting Changes".

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

     The Company currently owns and operates two Grand Havana Rooms, one in Beverly Hills, California, which opened in June 1995 and one in New York, New York, which opened in May 1997. In addition, the Company currently owns and operates two Grand Havana House of Cigars locations, one in Beverly Hills, California, which opened in December 1997 and one in Las Vegas, Nevada, which opened in November 1997. A third Grand Havana Room and Grand Havana House of Cigars located in Washington, D.C., were closed in February 1999. (See

"Recent Developments," below.) As its principal business focus, the Company intends to continue the operation of its existing Grand Havana Rooms and Grand Havana House of Cigars locations, while considering the disposition of locations when that is, in the opinion of management, in the Company's best interest.

     Management of the Company expects that during the membership drives for its New York Grand Havana Room, and for the expansion of its Beverly Hills Grand Havana Room, the Company will continue to experience consolidated losses; however, there can be no assurance that such cigar clubs and the Company's retail cigar stores will be profitable in the future. The Company has experienced operating losses since its inception.

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

RECENT DEVELOPMENTS

     On February 1, 1999, the Company entered into an agreement with Thursdays Restaurant Group, LLC (the "Asset Agreement") for the sale of substantially all of the assets of the Washington, D.C., Grand Havana Room. The total consideration payable to the Company for the assets is $225,000. A deposit of $10,000 was paid on the execution of the Asset Agreement. The balance will be payable on closing, in cash and by the purchaser's promissory note for $115,000 payable in twelve months from the closing date with interest at the rate of 9% per annum. On February 8, 1999, the Washington, D.C., Grand Havana Room and the Grand Havana House of Cigars ceased operations.

     On January 22, 1999, there was a fire at the Beverly Hills Grand Havana Room (the "Fire"). The Fire caused approximately $400,000 in property damage and, the Company estimates, approximately $275,000 in lost revenues. The Company believes that its insurance will cover all or a substantial portion of the costs to rebuild the Beverly Hills Grand Havana Room and a portion of the lost revenues. As a result of the Fire, the Beverly Hills Grand Havana Room was closed for over 7 weeks, re-opening on March 17, 1999.

    In December 1998, the Company completed its expansion of its Beverly Hills Grand Havana Room into the former space of its closed restaurant, On Canon, and reopened the Beverly Hills Grand Havana Room's membership list, which had been fully subscribed. The Beverly Hills Grand Havana Room began to accept names off the waiting list as new members but, because of the Fire, the Company was forced to delay its acceptance of new members.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 28, 1999 COMPARED TO THREE MONTHS ENDED MARCH 29, 1998

     The Company derives revenues from continuing operations from three principal sources: food and beverage sales, sales of cigars and related merchandise, and membership fees. During the fiscal quarter ended March 28, 1999, the Company had revenues of $1,045,469 compared to revenues of $1,500,702 for the fiscal quarter ended March 29, 1998, a decrease of $455,233 or approximately 30.33%. This decrease in revenues is primarily due to the fact that during the fiscal quarter ended March 28, 1999, only the New York Grand Havana Room was operating for the entire quarter, as compared to the fiscal quarter ended March 29, 1998 in which all three of the Grand Havana Rooms were operating. The Washington, D.C., Grand Havana Room was closed in February 1999 and the Beverly Hills Grand Havana Room was temporarily closed from January 22, 1999 to March 17, 1999 due to the Fire.

     Revenue from food and beverage decreased from $762,305 in the fiscal quarter ended March 29, 1998 to $521,200 in the fiscal quarter ended March 28, 1999, a decrease of $241,105 or approximately 31.63%. This decrease is primarily attributable to the closure of the Washington, D.C., Grand Havana Room and the temporary closing of the Beverly Hills Grand Havana Room due to the Fire.

     Revenue from merchandise sales decreased from $240,658 in the fiscal quarter ended March 29, 1998 to $143,114 in the fiscal quarter ended March 28, 1999, a decrease of $97,544 or approximately 40.53%. This decrease is primarily due to the closure of the Washington, D.C., Grand Havana Room and the temporary closing of the Beverly Hills Grand Havana Room due to the Fire.

     Membership fees decreased from $471,577 in the fiscal quarter ended March 29, 1998 to $323,889 in the fiscal quarter ended March 28, 1999, a decrease of $147,688 or approximately 31.32%. This is primarily a result of the closure of the Washington, D.C., Grand Havana Room and the temporary closing of the Beverly Hills Grand Havana Room due to the Fire. During the temporary closing of the Beverly Hills Grand Havana Room, no new members were enrolled, no monthly membership fees were received, and a one-month rebate of membership fees was given to existing members who had pre-paid for the quarter.

     The "Other" revenue consists primarily of revenue from private parties held at the Grand Havana Rooms. This revenue increased from $26,162 during the fiscal quarter ended March 29, 1998 to $57,266 in the fiscal quarter ended March 28, 1999, an increase of $31,104 or 118.89%.

     The Company expects to be reimbursed for a portion of the lost revenues resulting from the Fire.

     At March 28, 1999, the Company had $101,718 in excess of costs remaining from the insurance proceeds paid to that date, for property damage and lost revenues. The Company expects to receive additional insurance proceeds, but the amount has not yet been determined.

     During the fiscal quarter ended March 28, 1999, the Company incurred total costs and expenses of $1,696,898 compared to $2,052,155 for the fiscal quarter ended March 29, 1998, a decrease of $355,257 or approximately 17.31%. This decrease is primarily due to decreases in direct labor costs, occupancy costs, food and beverage costs, and merchandise costs resulting from the imposition of more efficient operations and better controls and from the facts that the Beverly Hills Grand Havana Room was closed for over 7 weeks of the fiscal quarter ended March 28, 1999 due to the Fire and the Washington, D.C., Grand Havana Room was operated for only one month of the fiscal quarter ended March 28, 1999 but was operated throughout the fiscal quarter ended March 29, 1998. Increases in general and administrative expenses and depreciation and amortization costs offset these decreases. General and administrative expenses increased from $182,969 in the fiscal quarter ended March 29, 1998 to $268,776 in the fiscal quarter ended March 28, 1999, an increase of $85,807 or approximately 46.9%. This increase in general and administrative expenses was primarily a result of a different method of accounting for general corporate expenses. In the fiscal quarter ended March 29, 1998, some general corporate expenses which were connected to a particular Grand Havana Room were allocated to occupancy and other costs, while in the fiscal quarter ended March 28, 1999, these costs were included as general and administrative expenses. Depreciation and amortization costs increased from $87,172 in the fiscal quarter ended March 29, 1998 to $129,015 in the fiscal quarter ended March 28, 1999, an increase of $41,843 or approximately 48%. This increase in depreciation and amortization expenses was primarily a result of construction at the Beverly Hills Grand Havana Room following the Fire.

     The Company's losses were essentially flat for the fiscal quarter ended March 28, 1999. The Company experienced a net loss of ($594,838) or ($.04) per share for the fiscal quarter ended March 28, 1999, compared to a net loss of ($603,205) or ($.04) per share for the fiscal quarter ended March 29, 1998. The decreases in revenue were off-set by decreases in costs and expenses and by the remaining $101,718 of the insurance proceeds received for the losses from the Fire.

SIX MONTHS ENDED MARCH 28, 1999 COMPARED TO SIX MONTHS ENDED MARCH 29, 1998

     The Company had revenues of $2,797,890 for the six-month period ended March 28, 1999, compared to $2,996,987 for the six-month period ended March 29, 1998, a decrease of $199,097 or approximately 6.64%. This decrease in revenues was primarily due to the closure of the Washington, D.C., Grand Havana Room and the temporary closing of the Beverly Hills Grand Havana Room due to the Fire.

     Total costs and expenses of the Company decreased from $4,229,533 for the six-month period ended March 29, 1998 to $3,689,595 for the six-month period ended March 28, 1999, a decrease of $539,938 or approximately 12.77%. This decrease is primarily due to the closure of the Washington, D.C., Grand Havana Room, the temporary closing of the Beverly Hills Grand Havana Room due to the Fire, and the imposition of more efficient operations and better controls.

     The Company experienced a net loss of $(892,770) for the six-month period ended March 28, 1999 compared to a net loss of $(1,323,231) for the six-month period ended March 29, 1998, a decrease of $430,461 or approximately 32.53%. This decrease in loss, despite the Company's flat performance for the fiscal quarter ended March 28, 1999, is attributable to the Company's net loss of ($336,074) in the fiscal quarter ended December 27, 1998, a 53.32% decrease in net loss from its ($720,026) loss in the fiscal quarter ended December 28, 1997. A principal reason for the decrease in loss in the fiscal quarter ended December 27, 1998 was the increased revenue from private holiday parties at the New York Grand Havana Room.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is not planning to open new Grand Havana Rooms or House of Cigars locations in the near future.

     As a result of its past expansion activities, the Company had spent most of the proceeds from its initial public offering prior to its fiscal year ended September 30, 1996. Accordingly, the Company raised an aggregate of approximately $300,000 in gross proceeds through a Regulation S offering of its securities (the Company's $.01 par value common stock (the "Common Stock") and warrants to purchase shares of its Common Stock) during its fiscal year ended September 28, 1997. In addition, warrants to purchase shares of the Company's Common Stock were exercised during the fiscal year ended September 27, 1998, for aggregate gross proceeds to the Company from such warrant exercises of approximately $297,000. Substantially all of the funds raised in these private placements and warrant exercises, as well as funds loaned by entities affiliated with the Company, as discussed below, have been spent by the Company for general working capital purposes. At March 27, 1999, the Company had cash or cash equivalents of $161,570.

     On August 15, 1998, Harry Shuster, Chairman of the Board, President, Chief Executive Officer and a director of the Company agreed to lend the Company $300,000, pursuant to a promissory note secured by a second position lien on the Company's assets (the "Shuster Note"). The Shuster Note is due and payable on March 31, 1999. As of March 28, 1999, the entire principal amount of the Shuster Note, $300,000, remained outstanding. In addition to the sums due under the Shuster Note, as of March 28, 1999, the Company is indebted to Harry Shuster in the amount of $687,155 for advances made from time to time by Harry Shuster to the Company.

     On September 30, 1998, United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure") of which Harry Shuster is Chairman of the Board, President, Chief Executive Officer and a director, agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacement of the previous loan between United Leisure and the Company. The Company executed and delivered to United Leisure its secured promissory note (the "Promissory Note") in the principal amount of up to $1,250,000. United Leisure may from time to time, but shall not be obligated to, make future advances under the Promissory Note up to a total amount of $1,250,000. The Promissory Note is due and payable on March 31, 1999. The Promissory Note is secured by a first lien on the assets of the Company. The initial loan advance under the Promissory Note was $603,280, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $67,280. At March 28, 1999 the Company owed an aggregate of $603,280 in principal amount to United Leisure under the Promissory Note.

     In addition, as of March 28, 1999, an aggregate of $507,000 in principal amount remained outstanding under a financing agreement with United Film Distributors, Inc., an affiliate of the Company, the full amount of which, together with all accrued but unpaid interest thereon, is due and payable by the Company upon demand, which demand may not be made prior to November 1, 1998.

     The Company believes that it will meet its working capital needs, in the near future, from the operations of its Grand Havana Rooms and Grand Havana House of Cigars locations. The Company believes that the sale of the Washington, D.C., Grand Havana Room will decrease the Company's operating losses. However, should the Company need additional working capital the Company may consider selling its securities in private placements. Due to the low trading price of the Company's Common Stock, there can be no assurance that the Company will be able to raise additional capital by selling its securities in private placements on terms that are acceptable to the Company. The delisting of the Company's Common Stock from Nasdaq in October 1998 might result in the Company having difficulty in placing its securities with prospective investors.

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

     The Company's Year 2000 project is being overseen by a senior member of
Company staff.   During an initial assessment, the Company determined that
although several applications being used may be Year 2000 compliant, operating systems such as Microsoft DOS, Windows 3.11, and Windows 95, and Windows NT are not Year 2000 compliant. The Company has replaced some computers and has upgraded the operating systems of others to Windows 98 which is Year 2000 compliant. The Company plans to replace other computers later in the calendar year. As of March 28, 1999, the Company has spent approximately $3,000 in replacing its computer hardware and software. The Company estimates that a total of approximately $5,000 to $6,000 will be spent in upgrading the Company's hardware and software not including the Grand Havana Room Point-of-Sale systems.

     The Company is still assessing whether the hardware and software used in connection with the Grand Havana Room Point-of-Sale systems will need upgrading and/or full replacement. It is not known at this time if the cost of any such upgrades or replacements will be material. The Company has upgraded its credit card terminals at its Grand Havana Rooms and Grand Havana House of Cigars locations so that they are able to accept credit cards dated after 1999. The cost of this upgrade was approximately $500. The Company has obtained Year 2000 compliance statements from the manufacturers of the Company's hardware and software products other than those associated with the Grand Havana Room Point-of Sale systems.

     The Company believes that its greatest potential risks are associated with
(i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers of operating systems and software applications. The Company is still assessing its operations and infrastructure, and cannot predict whether significant problems will be identified. The Company has asked its critical vendors and suppliers to provide information on the status of their Year 2000 compliance in order to assess the effect it could have on the Company. As of March 28, 1999, the Company has not received any responses from its vendors and suppliers. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified and spent to date have not been material. However, the Company has not yet completed its assessments, developed remediations for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans. Specific contingency plans will be formulated after the Company has received information on the status of vendor and supplier Year 2000 compliance.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about January 27, 1999, an action was filed against the Company and Harry Shuster and Stanley Shuster, directors and officers of the Company, and Harvey Bibicoff, a former director of the Company. The action was filed by Cowrie Holdings, LTD., plaintiff, a shareholder of the Company, in the Court of Chancery of the State of Delaware, in and for the County of New Castle. The action alleges certain improprieties and breaches of fiduciary duty against the defendants in connection with the Company's failure to effect a 10-1 reverse stock split (the "Reverse Split") as proposed in an Information Statement mailed to the Company's shareholders on April 24, 1998. The action seeks a declaratory judgment and injunctive relief to require the Company to take steps to effect the Reverse Split. In the alternative, plaintiff is seeking damages in an amount of not less than $3,000,000. The Company has appeared in the action through its attorney. Discussions have commenced between the plaintiff and the defendants towards reaching a settlement of this matter.

ITEM 2. CHANGES IN SECURITIES

UNREGISTERED SECURITIES

     On January 4, 1999, the Company issued to Alvin Cassel and J. Brooke Johnston, Jr., directors of the Company, in consideration for their contributions to the Company, options to purchase up to 50,000 shares, each, of the Company's $.01 par value common stock (the "Common Stock") at a price of $.04 per share, the estimated fair market value of the Common Stock on the date of the grant of the options. The options are exercisable for a term of 5 years, expiring on January 3, 2004. The options may be exercised in whole or in part at any time and from time to time during the term of the options by written notice to the Company. The Company believes that the issuance of the options to Messrs. Cassel and Johnston was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Section 4(2) of the Securities Act because the issuance of the options did not involve a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

        (10)-1 Asset Purchase Agreement dated as of February 1, 1999, by and between the Company and Thursdays Restaurant Group, LLC.

     (10)-2 Option Agreement dated as of January 4, 1999, by and between the Company and Alvin Cassel.

     (10)-3 Option Agreement dated as of January 4, 1999, by and between the Company and J. Brooke Johnston, Jr.

     (27)       Financial Data Schedule

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 28, 1999.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GRAND HAVANA ENTERPRISES, INC.



Date: October 14, 1999               /s/   Stanley Shuster
                                    --------------------------------------------
                                    Stanley Shuster
                                    Chief Executive Officer, and Chief Financial
                                    Officer