Form 10QSB
period 1999-06-27
GRAND HAVANA ENTERPRISES INC
filed 1999-10-22
CIK 909483

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[ x ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 27, 1999

                                      or

[   ]   Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from ____________ to _______________  .

                        Commission File Number 0-24828
                        GRAND HAVANA ENTERPRISES, INC.
            (Exact Name of Registrant as Specified in its Charter)


           Delaware                                      95-4428370
(State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                    Identification No.)


  1990 Westwood Boulevard, 3rd Floor
     Los Angeles, California                                90025
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

                           YES [   ]       NO [ x ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                                      Outstanding at June 27, 1999
---------------------                             ---------------------------
Common Stock, par                                      14,174,306 shares
value $.01 per share

Transitional Small Business Disclosure Format (check one):

                           YES [   ]       NO [ x ]

                        PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                June 27,                September 27,
                                                                                  1999                      1998
                                                                              ------------             -------------
                                                                              (Unaudited)
                                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                $    33,963              $    95,344
     Accounts receivable, net                                                     182,124                  133,212
     Current portion of note receivable                                            13,544                   26,623
     Inventories                                                                  541,086                  663,955
     Prepaid expenses                                                             243,229                  214,555
                                                                               -----------             ------------
            TOTAL CURRENT ASSETS                                                1,013,946                1,133,689

PROPERTY AND EQUIPMENT, Net                                                     3,958,984                4,100,546

OTHER ASSETS
     Restricted cash                                                              938,358                  937,057
     Note receivable, net of current portion                                       28,548                   28,548
     Pre-opening costs                                                                  -                   23,844
     Due from related parties                                                     128,549                  145,737
     Deferred charges                                                                   -                   67,106
     Deposits and other assets                                                     90,401                   85,627
                                                                              ------------             ------------
            TOTAL OTHER ASSETS                                                  1,185,856                1,287,919
                                                                              ------------             ------------
                                                                              $ 6,158,786              $ 6,522,154
                                                                              ============             ============


    See accompnying notes to consolidated condensed financial statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS, CONTINUED

                                                                                June 27,              September 27,
                                                                                  1999                    1998
                                                                             -------------            -------------
                                                                               (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to related parties                                            $  1,410,280             $  1,343,000
  Bank overdraft                                                                   107,524                   89,083
  Accounts payable                                                               1,183,389                1,114,655
  Accrued liabilities                                                              520,833                  172,237
  Deferred revenues                                                                171,931                  129,905
  Due to related parties                                                         1,208,239                  923,333
  Deferred rent payable                                                            483,089                  559,478
  Fire loss                                                                        175,065                        -
                                                                             -------------            -------------
         TOTAL CURRENT LIABILITIES                                               5,260,350                4,331,691

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized - 3,000,000
     shares; issued and outstanding - none
  Common stock, $.01 par value; authorized - 50,000,000
     shares; issued and outstanding - 14,174,306 shares                            141,744                  141,744
  Additional paid-in capital                                                    13,279,044               13,279,044
  Accumulated deficit                                                          (12,522,352)             (11,230,325)
                                                                             -------------            -------------
         TOTAL STOCKHOLDERS' EQUITY                                                898,436                2,190,463
                                                                             -------------            -------------
                                                                              $  6,158,786             $  6,522,154
                                                                             =============            =============

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                             Three Months Ended                        Nine Months Ended
                                                        ------------------------------           ------------------------------
                                                          June 27,          June 28,               June 27,          June 28,
                                                            1999              1998                   1999              1998
                                                        ------------      ------------           ------------      ------------
                                                        (Unaudited)        (Unaudited)           (Unaudited)        (Unaudited)
REVENUES
     Food and beverage                                  $   666,750       $   650,997            $ 2,243,177       $ 2,275,614
     Merchandise sales                                      145,474           219,423                512,461           644,506
     Membership fees                                        442,237           442,844              1,210,783         1,188,164
     Other                                                   33,779            15,572                119,709           217,539
                                                        ------------      ------------           ------------      ------------
            TOTAL REVENUES                                1,288,240         1,328,836              4,086,130         4,325,823

COSTS AND EXPENSES
     Food and beverage                                      230,519           226,117                683,086           931,802
     Merchandise                                             75,984           123,956                254,935           342,029
     Operating expenses
         Direct labor                                       462,084           511,985              1,479,390         1,769,827
         Occupancy and other                                503,461           567,224              1,762,206         2,136,917
     General and administrative                             248,205           285,777                779,796           569,344
     Depreciation and amortization                          129,077           101,761                379,511           296,434
                                                        ------------      ------------           ------------      ------------
            TOTAL COSTS AND EXPENSES                      1,649,330         1,816,820              5,338,924         6,046,353
                                                        ------------      ------------           ------------      ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                         (361,090)         (487,984)            (1,252,794)       (1,720,530)

OTHER INCOME (EXPENSE)
     Interest income                                          8,517               895                 23,327             2,428
     Partial insurance settlement                                 -                                  101,718
     Interest expense                                       (46,685)          (44,152)              (140,434)         (136,370)
                                                        ------------      ------------           ------------      ------------
            TOTAL OTHER INCOME (EXPENSE)                    (38,168)          (43,257)               (15,389)         (133,942)
                                                        ------------      ------------           ------------      ------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                  (399,258)         (531,241)            (1,268,183)       (1,854,472)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                    -                 -                (23,844)                -
                                                        ------------      ------------           ------------      ------------
NET LOSS                                                $  (399,258)      $  (531,241)           $(1,292,027)      $(1,854,472)
                                                        ============      ============           ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                  14,174,306        14,174,306             14,174,306        12,501,306

BASIC LOSS PER SHARE
     Loss before cumulative effect of change in
       accounting priciple                              $     (0.03)      $     (0.04)           $     (0.09)      $     (0.15)
     Cumulative effect of change in
       accounting priciple                                        -                 -                      -                 -
                                                        ------------      ------------           ------------      ------------
                                                        $     (0.03)      $     (0.04)           $     (0.09)      $     (0.15)
                                                        ============      ============           ============      ============



    See accompanying notes to consolidated condensed financial statements.

                        GRAND HAVANA ENTERPRISES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                           ------------------------------------
                                                                            June 27,                 June 28,
                                                                              1999                     1998
                                                                           -----------              -----------
                                                                           (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $(1,292,027)             $(1,854,472)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation and amortization                                           379,511                  296,434
       Common stock issued for services                                                                  99,681
       Amortization of deferred charges                                         67,106                        -
       Changes in operating assets and liabilities:
         Accounts receivable                                                   (48,912)                (232,385)
         Inventories                                                           122,869                  152,255
         Prepaid expenses                                                      (28,674)                (159,220)
         Pre-opening costs                                                      23,844                    1,448
         Net assets of discontinued operations                                       -                  234,437
         Deposits and other                                                          -                   92,947
         Accounts payable and accrued expenses                                 803,722                  276,037
         Accrued costs of discontinued operations                                    -                 (200,000)
         Deferred revenues                                                      42,026                   16,819
         Deferred rent payable                                                 (76,389)                  53,154
                                                                           -----------              -----------
         NET CASH USED IN OPERATING ACTIVITIES                                  (6,924)              (1,222,865)
                                                                           -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                         (237,949)                (433,464)
  Due from related parties                                                      17,188                   30,032
  Collection of note receivable                                                 13,079                    8,132
  Deferred charges, deposits and other assets                                   (4,774)                       -
  Restricted cash                                                               (1,301)                (816,404)
                                                                           -----------              -----------
         NET CASH USED IN INVESTING ACTIVITIES                                (213,757)              (1,211,704)
                                                                           -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal reductions of notes payable                                              -                 (455,000)
  Due to related parties                                                       140,859                  207,832
  Collections of subscriptions receivable                                            -                1,288,950
  Sale of common stock                                                               -                  518,390
  Payment of bank overdraft                                                     18,441                        -
                                                                           -----------              -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                             159,300                1,560,172
                                                                           -----------              -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (61,381)                (874,397)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  95,344                  879,461
                                                                           -----------              -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    33,963              $     5,064
                                                                           ===========              ===========

    See accompanying notes to consolidated condensed financial statements.

                   HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the Company) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statements of (a) the consolidated condensed results of operations for the three and nine months ended June 27, 1999, and June 28, 1998 (b) the consolidated condensed financial position at June 27, 1999 and September 27, 1998 and (c) the consolidated condensed cash flows for the nine months ended June 27, 1999 and June 28, 1998. Interim results are not necessarily indicative of the results for a full year.

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

     The Company currently owns and operates two Grand Havana Rooms, one in Beverly Hills, California, which opened in March 1995 and one in New York, New York, which opened in May 1997. In addition, the Company currently owns and operates two Grand Havana House of Cigars locations, one in Beverly Hills, California, which opened in December 1997 and one in Las Vegas, Nevada, which opened in November 1997. As its principal business focus, the Company intends to continue the operation of its existing Grand Havana Rooms and Grand

Havana House of Cigars locations, while considering the disposition of locations when that is, in the opinion of management, in the Company's best interest.

     In December 1998, the Company completed its expansion of its Beverly Hills Grand Havana Room into the former space of its closed restaurant, On Canon, and reopened the Beverly Hills Grand Havana Room's membership list, which had been fully subscribed. As of the fiscal quarter ended June 27, 1999, the membership at the Beverly Hills Grand Havana Room was, again, fully subscribed.

     In February 1999, the Company closed the Washington, D.C., Grand Havana Room and Grand Havana House of Cigars and agreed to sell their assets. As of June 27, 1999, the sale of assets had not yet closed.

     Management of the Company expects that the New York Grand Havana Room will continue to operate at a loss until membership increases. The New York Grand Havana Room has instituted a new membership plan called "social membership." A social member is permitted to use the club's dining facilities but does not have a locker or humidor. Although the social members pay less in initial and monthly membership fees, the Company receives additional revenue from the increased use of its facilities. Also, the number of social memberships available is not limited by the number of lockers or humidors. The Company has employed an outside consultant to assist the Company in marketing the social memberships. Until the New York Grand Havana Room membership increases, the Company expects that the Company will continue to experience consolidated losses; however, there can be no assurance that such cigar clubs and the Company's retail cigar stores will be profitable in the future. The Company has experienced operating losses since its inception.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 1999 COMPARED TO THREE MONTHS ENDED JUNE 28, 1998

     The Company derives revenues from continuing operations from three principal sources: food and beverage sales, sales of cigars and related merchandise, and membership fees. During the fiscal quarter ended June 27, 1999, the Company had revenues of $1,288,240 compared to revenues of $1,328,836 for the fiscal quarter ended June 28, 1998, a decrease of $40,596 or approximately 3.06%. The relatively flat revenues are due in part to the loss of revenues from the closure of the Washington, D.C., Grand Havana Room which closed in February 1999 but which was operating throughout the fiscal quarter ended June 28, 1998. In addition, the Las Vegas Grand Havana House of Cigars retail store has experienced sales decreases which the Company believes is partly due to its location which is not close to most of the new hotels in Las Vegas. These decreases were partially off-set by increases in revenue from private parties.

     Revenue from food and beverage was flat compared to the fiscal quarter ended June 28, 1998. This was, in part, a result of increases in private parties off-set by the loss of revenue from the closure of the Washington, D.C., Grand Havana Room.

     Revenue from merchandise sales decreased from $219,423 in the fiscal quarter ended June 28, 1998 to $145,474 in the fiscal quarter ended June 27, 1999, a decrease of $73,949 or approximately 33.7%. This decrease is due, in part, to the loss of revenue resulting from the closure of the Washington, D.C., Grand Havana Room and the decline in sales at the Las Vegas Grand Havana House of Cigars retail store.

     Membership fees were flat in the fiscal quarter ended June 27, 1999 compared to the fiscal quarter ended June 28, 1998. Initial membership fees decreased by $19,500 or approximately 17.49% to $92,000 in the fiscal quarter ended June 27, 1999 from $111,500 in the fiscal quarter ended June 28, 1998 while monthly membership fees increased by $18,893 or approximately 5.7% to $350,237 in the fiscal quarter ended June 27, 1999 from $331,344 in the fiscal quarter ended June 28, 1998. With the Beverly Hills Grand Havana Room fully subscribed and the New York Grand Havana Room operating for two years, the allocation of membership fees has shifted from initial membership fees earned during the clubs' opening periods to monthly membership fees earned during a period of regular operations. This allocation was not as dramatic as it might have been, however, due, in part, to the acceptance of new members at the Beverly Hills Grand Havana Room following the expansion into the area previously occupied by the Company's "On Canon" restaurant and the initiation of the social membership plan at the New York Grand Havana Room.

     Revenues from private parties ("Other" on the Company's Consolidated Condensed Statements of Operations) increased from $15,573 for the fiscal quarter ended June 28, 1998 to $33,779 in the fiscal quarter ended June 27, 1999, an increase of $18,205 or approximately 116.9%.

     During the fiscal quarter ended June 27, 1999, the Company incurred total costs and expenses of $1,649,330 compared to $1,816,820 for the fiscal quarter ended June 28, 1998, a decrease of $167,490 or approximately 9.22%. This decrease is partially due to decreases in direct labor costs, occupancy costs, and merchandise costs resulting from decreased sales at the Las Vegas Grand Havana House of Cigars and the closure of the Washington, D. C., Grand Havana Room which was closed throughout the fiscal quarter ended June 27, 1999 but which was operating during the fiscal quarter ended June 28, 1998. General and administrative expenses also decreased from $285,777 in the fiscal quarter ended June 28, 1998 to $248,205 in the fiscal quarter ended June 27, 1999, a decrease of $37,572 or approximately 13.15%. This decrease in general and administrative expenses was primarily due to the Company's efforts to reduce corporate overhead. Depreciation and amortization costs increased from $101,761 in the fiscal quarter ended June 28, 1998 to $129,077 in the fiscal quarter ended June 27, 1999, an increase of $27,316 or approximately 26.84%. This increase in depreciation and amortization expenses was primarily a result of construction at the Beverly Hills Grand Havana Room following the fire which occurred there in January 1999.

     The Company experienced a net loss of ($399,258) or ($.03) per share for the fiscal quarter ended June 27, 1999, compared to a net loss of ($531,241) or ($.04) per share for the fiscal quarter ended June 28, 1998, a decrease in loss of ($131,983) or approximately 24.84%.

NINE MONTHS ENDED JUNE 27, 1999 COMPARED TO NINE MONTHS ENDED JUNE 28, 1998

     The Company had revenues of $4,086,130 for the nine-month period ended June 27, 1999, compared to $4,325,823 for the nine-month period ended June 28, 1998, a decrease of $239,693 or approximately 5.54%. This decrease in revenues was due primarily to the closure of the Washington, D.C., Grand Havana Room, the temporary closure of the Beverly Hills Grand Havana Room in the fiscal quarter ended March 28, 1999 due to a fire which occurred in January 1999, and a decrease in sales at the Las Vegas House of Cigars retail store. Decreases in revenue from private parties ("Other") is primarily due to the fact that during the nine months ended June 27, 1999, the Company included some of its revenue from private parties in revenues from merchandise sales and from food and beverage sales while during the nine months ended June 28, 1998, income from private parties was allocated only to "Other" under Revenues.

       Total costs and expenses of the Company decreased from $6,046,353 for the nine-month period ended June 28, 1998 to $5,338,924 for the nine-month period ended June 27, 1999, a decrease of $707,429 or approximately 11.7%. This decrease is primarily due to decreases in all categories, other than general and administrative and depreciation and amortization costs, and resulted, for the most part, from the closure of the Washington, D.C., Grand Havana Room and the temporary closing of the Beverly Hills Grand Havana Room in the fiscal quarter ended March 28, 1999 due to the fire which occurred in January 1999.

       The Company experienced a net loss of ($1,292,027) for the nine-month period ended June 27, 1999 compared to a net loss of ($1,854,472) for the nine-month period ended June 28, 1998, a decrease of $562,445 or approximately 30.33%. This decrease in loss is partly a result of the closure of the Washington, D.C., Grand Havana Room and the imposition of more efficient cost controls and operating systems.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is not planning to open new Grand Havana Rooms or House of Cigars locations in the near future.

     As a result of its past expansion activities, the Company had spent most of the proceeds from its initial public offering prior to its fiscal year ended September 30, 1996. Accordingly, the Company raised an aggregate of approximately $300,000 in gross proceeds through a Regulation S offering of its securities (the Company's $.01 par value common stock (the "Common Stock") and warrants to purchase shares of its Common Stock) during its fiscal year ended September 28, 1997. In addition, warrants to purchase shares of the Company's Common Stock were exercised during the fiscal year ended September 27, 1998, for aggregate gross proceeds to the Company from such warrant exercises of approximately $297,000. Substantially all of the funds raised in these private placements and warrant exercises, as well as funds loaned by entities affiliated with the Company, as discussed below, have been spent by the Company for general working capital purposes. At June 27, 1999, the Company had cash and cash equivalents of $33,963.

     On August 15, 1998, Harry Shuster, the former Chairman of the Board, President, Chief Executive Officer and director of the Company agreed to lend the Company $300,000, pursuant to a promissory note secured by a second position lien on the Company's assets (the "Shuster Note"). As of June 27, 1999, the entire principal amount of the Shuster Note, $300,000, remained outstanding. In addition to the sums due under the Shuster Note, as of June 27, 1999, the Company is indebted to Harry Shuster in the amount of $1,044,869 for advances made from time to time by Harry Shuster to the Company. The Shuster Note was all due and payable on March 31, 1999. Harry Shuster agreed to extend the due date of the Shuster Note to September 30, 1999.

     On September 30, 1998, United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure") of which Harry Shuster was Chairman of the Board, President, Chief Executive Officer and a director, agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacement of the previous loan between United Leisure and the Company. The Company executed and delivered to United Leisure its secured promissory note (the "Promissory Note") in the principal amount of up to $1,250,000. United Leisure may from time to time, but shall not be obligated to, make future advances under the Promissory Note up to a total amount of $1,250,000. The Promissory Note is secured by a first lien on the assets of the Company. The initial loan advance under the Promissory Note was $603,280, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $67,280. At June 27, 1999 the Company owed an aggregate of $603,280 in principal amount to United Leisure under the Promissory Note. The Promissory Note was all due and payable on March 31, 1999. United Leisure agreed to extend the due date of the Promissory Note to September 30, 1999.

     In addition, as of June 27, 1999, an aggregate of $507,000 in principal amount remained outstanding under a financing agreement with United Film Distributors, Inc., an affiliate of the

Company, the full amount of which, together with all accrued but unpaid interest thereon, is due and payable by the Company upon demand.

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

     The Company's Year 2000 project is being overseen by a senior member of Company staff. During an initial assessment, the Company determined that although several applications being used may be Year 2000 compliant, operating systems such as Microsoft DOS, Windows 3.11, Windows 95, and Windows NT are not Year 2000 compliant. The Company has replaced some computers and has upgraded the operating systems of others to Windows 98 which is Year 2000 compliant. The Company plans to replace other computers later in the calendar year. As of June 27, 1999, the Company has spent approximately $3,000 in replacing its office computer hardware and software. The Company estimates that a total of approximately $5,000 to $6,000 will be spent in upgrading the Company's hardware and software not including the Grand Havana Room Point-of-Sale systems.

     The Company is still assessing whether the hardware and software used in connection with the Grand Havana Room Point-of-Sale systems will need upgrading and/or full replacement. It is not known at this time if the cost of any such upgrades or replacements will be material. The Company has upgraded its credit card terminals at its Grand Havana Rooms and Grand Havana House of Cigars locations so that they are able to accept credit cards dated after 1999. The cost of this upgrade was $500. The Company has obtained Year 2000 compliance statements from the manufacturers of the Company's hardware and software products other than those associated with the Grand Havana Room Point-of Sale systems.

     The Company believes that its greatest potential risks are associated with
(i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers of operating systems and software applications. The Company is still assessing its operations and infrastructure, and cannot predict whether significant problems will be identified. The Company has asked its critical vendors and suppliers to provide information on the status of their Year 2000 compliance in order to assess the effect it could have on the Company. As of June 27, 1999, the Company has not received any responses from its vendors and suppliers. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified and spent to date have not been material. However, the Company has not yet completed its assessments, developed remediations for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans. Specific contingency plans will be formulated after the Company has received information on the status of vendor and supplier Year 2000 compliance.

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

     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Part II, Item 1 of the Company's Quarterly Report on Form 10-QSB for the quarter ending March 28, 1999, for a description of the action filed against the Company, and certain directors and officers of the Company, concerning the Company's failure to effect a 10-1 reverse stock split (the "Action.") The parties entered into a Settlement Agreement dated April 13, 1999 (the "Settlement Agreement") pursuant to which the Action was dismissed in April 1999. The Settlement Agreement provided for the transfer by the plaintiff of all of its Common Stock and warrants of the Company to the defendants or their designee. The shares of Common Stock were transferred to Harry Shuster. In exchange for the dismissal of the Action and a general release of all claims, the Company granted the plaintiffs a $10,000 allowance for food, beverages and/or merchandise at the New York Grand Havana Room to be used prior to October 13, 1999.

ITEM 2. CHANGES IN SECURITIES

     In April 1999, all of the Company's Class A Warrants and Class B Warrants expired according to their terms.

ITEM 5. OTHER INFORMATION

     On May 21, 1999, Harry Shuster resigned as a director and officer of the Company in order to devote a greater amount of his time to defend himself in criminal proceedings following his indictment by the U.S. Attorney for the Southern District of New York. The Company believes that the charges against Harry Shuster are unrelated to the Company or its stock. Proceedings are still pending in this matter. On May 24, 1999, the remaining directors appointed Stanley Shuster, Harry Shuster's son and a Vice President of the Company, to serve as Chief Executive Officer and Chief Financial Officer of the Company. In June 1999, Harry Shuster sold all of his shares of the Common Stock of the Company, registered in his name, totaling 5,749,876 shares, to Stanley Shuster. Harry Shuster also sold to Stanley Shuster warrants to purchase 1,157,689 shares of Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     (10)-1 Settlement Agreement dated as of April 13, 1999, by and between the Company, Harry Shuster, Stanley Shuster, and Brian Shuster on the one hand and Cowrie Holdings, Ltd., Strata Equities Limited, Sparta Capital Ltd.,

             Baytree Capital Associates, LLP, Baytree Associates, Inc., and Michael Gardner on the other.

     (27)    Financial Data Schedule

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 27, 1999


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 GRAND HAVANA ENTERPRISES, INC.



Date: October 21, 1999               /s/   Stanley Shuster
                                 ---------------------------------------------
                                 Stanley Shuster
                                 Chief Executive Officer, and Chief Financial
                                 Officer