Form 10KSB40
period 1999-09-26
GRAND HAVANA ENTERPRISES INC
filed 2000-01-11
CIK 909483

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              -------------------

                         ANNUAL REPORT ON FORM 10-KSB

       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 26, 1999

                        Commission file number 0-24828

                        GRAND HAVANA ENTERPRISES, INC.
             (Exact name of registrant as specified in it charter)


         Delaware                                              95-4428370
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

             1990 Westwood Blvd, 3RD Floor, Los Angeles, CA 90025

         Issuer telephone number, including area code: (310) 475-5600

          Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the most recent fiscal year were $5,530,876.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 20, 1999, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $815,878.

     The number of shares of the Registrant's Common Stock outstanding as of December 20, 1999 was 14,174,306 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

     Transitional Small Business Disclosure Format (Check One): Yes    ; No X
                                                                    ___    ___
================================================================================

                        GRAND HAVANA ENTERPRISES, INC.

                         ANNUAL REPORT ON FORM 10-KSB

                                     INDEX


                                                                                                     Page
                                                                                                     ----
                                             PART I

Item 1.             Business......................................................................       3

Item 2.             Properties....................................................................       9

Item 3.             Legal Proceedings.............................................................       9

Item 4.             Submission of Matters to a Vote of Security Holders...........................       9

                                             PART II

Item 5.             Market for Registrant's Common Equity and Related Stockholder Matters.........      10

Item 6.             Management's Discussion and Analysis of Financial Condition and
                         Results of Operations....................................................      10

Item 7.             Financial Statements..........................................................      12

Item 8.             Changes in and Disagreements with Accountants on Accounting and Financial
                         Disclosure...............................................................      12

                                             PART III

Item 9.             Directors and Executive Officers of the Registrant............................      13

Item 10.            Executive Compensation........................................................      14

Item 11.            Security Ownership of Certain Beneficial Owners and Management................      15

Item 12.            Certain Relationships and Related Transactions................................      16

Item 13.            Exhibits and Reports on Form 8-K..............................................      17

Signatures .......................................................................................      20

                                    PART I

     This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about Grand Havana's plans and strategies under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although Grand Havana believes that its plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Annual Report on Form 10-KSB.

ITEM 1.   BUSINESS

General

     Grand Havana Enterprises, Inc. ("Grand Havana" or the "Company") owns, operates and develops private membership restaurants and cigar clubs under the name "Grand Havana Room" and retail cigar stores under the name "Grand Havana House of Cigars."

     Grand Havana currently owns and operates two Grand Havana Rooms which are located in Beverly Hills, California and New York, New York, and two Grand Havana House of Cigars retail stores which are located in Beverly Hills, California and Las Vegas, Nevada. Grand Havana's primary business focus is on operating its existing cigar clubs and retail stores.

     The Company was incorporated under the laws of the State of Delaware on April 13, 1993 under the name "United Restaurants, Inc." The Company was formed to acquire all of the capital stock of Love's Enterprises, Inc. ("LEI"), which it accomplished in May 1993. LEI was the owner, operator and franchisor of the Love's restaurant chain.

     The Company's principal executive offices are located at 1990 Westwood Boulevard, 3rd Floor, Los Angeles, California 90025, and its telephone number is
(310) 475-5600. References to the "Company" herein include Grand Havana Enterprises, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Background

     In December 1996, the Company decided to discontinue its LEI's franchise and restaurant operations due to less than anticipated operating results. At that time, the Company operated three Love's restaurants and was the franchisor of an additional ten Love's restaurants. The plan to discontinue its LEI operations was completed in July 1998. See Item 7, "Financial Statements and Supplementary Data--Note 3 to Consolidated Financial Statements."

     In May 1997, the Company sold its San Bernardino Love's location to the franchisee of the location in consideration of the franchisee becoming a sublessee for the remainder of the lease term.

     In August 1997, the Company sold its Beverly Hills Love's location for an aggregate purchase price of $120,000.

     In January 1998, the Westchester Love's ceased operations. The Company and the landlord of the property agreed to terminate the lease early, in exchange for a net payment by the landlord to the Company of approximately $23,677. The Company retained the liquor license at this location.

     In 1998, the Company sold the remaining domestic assets of its LEI franchise operations, consisting primarily of its Lakewood, California location and the franchise rights to nine remaining locations. In February 1998, LEI entered into an agreement with Custom Food Concepts, Inc. pursuant to which LEI agreed to sell the assets of Love's Wood Pit Barbecue Restaurant in Lakewood and assign its leasehold interest in the premises for a total purchase price of $18,000. The transaction closed in July 1998.

     Also, in February 1998, LEI entered into an agreement with Custom Food Franchise Group, Inc. ("Franchise Group") pursuant to which LEI (i) sold its rights as franchisor of the remaining Love's Wood Pit Barbecue restaurants operating in the United States and its related leasehold interests; (ii) granted an option (the "Option") to Franchise Group to franchise Love's Wood Pit Barbecue restaurants in Canada and Mexico; and (iii) assigned to Franchise Group intellectual property rights in the United States associated with Love's Wood Pit Barbecue restaurants, including trademarks, service marks, logos, slogans and designs, for a total purchase price of $117,000. The Option is exercisable until February 23, 2001 at an exercise price of $10,000.

     In connection with the LEI transactions, the Company guaranteed certain undisclosed obligations of LEI as of February 24, 1998, for a payment of $50,000. The Company's maximum liability under the guarantee is $195,000.

     The only LEI assets retained by the Company are the international licensing rights to Love's restaurants. In August 1994, the Company entered into an agreement with PT Transpacific Ekagraha, an Asian holding company, with respect to such rights. See "--Other Operations--LEI's Asian Territory Rights Agreement."

Restaurant and Cigar Club Operations; Retail Operations

     Grand Havana Rooms, the Company's private membership restaurant and cigar clubs, are targeted primarily towards affluent cigar smokers and their guests. The first Grand Havana Room opened in June 1995 in Beverly Hills, California. In March 1997, a second Grand Havana Room opened in Washington, D.C. and the third Grand Havana Room opened in New York, New York in May 1997. The Washington, D.C. Grand Havana Room was closed in February 1999 and Grand Havana sold substantially all of the assets of the Washington, D.C. location.

     The Grand Havana Room concept is to provide a private club where members can keep their cigars and smoking accessories for use while at the Grand Havana Room. Each Grand Havana Room offers corporate and individual memberships for a one-time initiation fee and a monthly membership fee thereafter. In addition, the New York Grand Havana Room offers a "social membership" which permits the member to use the Grand Havana Room facilities but does not provide the member with a locker or humidor. Each Grand Havana Room includes a private smoking lounge, a full bar and an upscale restaurant. The Grand Havana Rooms also sell premium cigars and cigar and tobacco accessories. All facilities of the Grand Havana Room are available for use only by members and their guests.

     Grand Havana began offering its own brand of cigars at its Grand Havana Rooms under the brand names "Grand Havana Reserve" and "Grand Havana Selection" in the summer of 1997. These cigars are also offered at Grand Havana House of Cigars retail stores. See " -- Trademarks and Service Marks" and " -- Grand Havana House of Cigars."

     Membership at each Grand Havana Room is limited to the number which the Company believes is appropriate to the space of the particular Grand Havana Room. Membership at the Beverly Hills Grand Havana Room is also limited to the number of humidors maintained by the Company.

     Beverly Hills Grand Havana Room

     The first Grand Havana Room opened in Beverly Hills, California in June 1995. In December 1998, the Beverly Hills Grand Havana Room was expanded in response to the demand for more memberships. Prior to that time, Grand Havana operated a restaurant called On Canon on the first floor of the space occupied by the Beverly Hills Grand Havana Room. On Canon was closed and converted into additional space for the Grand Havana Room.

     Prior to the expansion of the Beverly Hills Grand Havana Room, memberships at this location were fully subscribed and there was a waiting list for membership. After the expansion, the membership list was opened and all newly available memberships were fully subscribed. The Beverly Hills Grand Havana Room continues to maintain a waiting list for membership.

     New York Grand Havana Room

     The New York Grand Havana Room, which opened in May 1997, is located on the 39th floor of 666 Fifth Avenue in New York, New York. In addition to a smoking lounge, bar and restaurant, the New York Grand Havana Room also includes a billiards room. Approximately 60% of the available memberships at the New York Grand Havana Room have been sold to date. The Company continues to seek new members for its New York Grand Havana Room through word-of-mouth advertising. In addition, the Company markets its New York Grand Havana Room by sponsoring "event parties" to introduce prospective members to its facilities.

     Grand Havana House of Cigars

     Grand Havana House of Cigars retail stores specialize in premium cigars, cigar accessories and related merchandise. In the summer of 1997, the Company began offering its own brands of cigars, under the names "Grand Havana Selection" and "Grand Havana Reserve" at its retail locations and its Grand Havana Rooms. In the future, Grand Havana may enter into agreements for the distribution of its brands of cigars to third party wholesalers or retailers. The Company does not manufacture the cigars which use its trade names but orders them directly from a cigar manufacturer and has its brand names applied to such cigars. The Grand Havana brands of cigars do not currently account for a significant portion of Grand Havana cigar sales.

     The first Grand Havana House of Cigars opened in March 1997 adjacent to the Washington, D.C. Grand Havana Room. A second Grand Havana House of Cigars opened in the lobby of the Bally's Hotel in Las Vegas, Nevada in November 1997 and a third Grand Havana House of Cigars was opened adjacent to the Beverly Hills Grand Havana Room in December 1997. The Washington D.C. location was closed in February 1999 and Grand Havana sold the store's assets.

     Marketing and Promotion

     The Grand Havana Rooms are private membership clubs. Grand Havana's marketing relies primarily on the direct targeting of select individuals by its officers and employees, word-of-mouth publicity and by hosting "event parties" through which it introduces prospective new members to the club's facilities. Because the advertisement of tobacco products is heavily regulated, there could be significant restrictions on Grand Havana's ability to advertise its Grand Havana Rooms and its retail stores, which could have a material adverse effect on the operations of Grand Havana. See " -- Government Regulation."

Other Operations

     LEI's Asian Territory Rights Agreement

     In May 1993, the Company purchased all of the issued and outstanding capital stock of LEI from Kyotaru International, Inc., a subsidiary of a large Japanese concern, for total consideration of $534,822. At that time, LEI operated one restaurant and was the franchisor of an additional 19 Love's restaurants, which were operated by independent franchisees. In December 1996, the Company adopted a plan to discontinue the operation of its Love's restaurants. Implementation of that plan was completed in July 1998. See " -- Background."

     The only LEI assets retained by the Company are the international licensing rights to the Love's restaurants. In August 1994, the Company entered into an agreement (the "Love's Rights Agreement") with PT Transpacific Ekagraha, an Asian holding company ("PT Transpacific"), with respect to such rights. Under the Love's Rights Agreement, PT Transpacific agreed to construct at least eight Love's Restaurants in portions of Asia, including mainland China, Hong Kong, Indonesia, Singapore, Malaysia, the Republic of China and Taiwan. The Love's Rights Agreement provided for payments to the Company upon the opening of each restaurant and for continuing royalties ranging from 5% to 8.75% of gross sales, payable in U.S. dollars. The first restaurant opened in Jakarta, Indonesia in April 1998. PT Transpacific failed to make the initial $50,000 payment upon the opening of the Jakarta facility or the subsequent royalty payments under the Love's Rights Agreement due to civil unrest in Jakarta that resulted in irregular operating hours for the Jakarta facility, which adversely affected its financial condition. In addition, the collapse of the Indonesian rupiah in foreign exchange markets made the royalty payments in U.S. dollars prohibitively expensive. The parties had sought to establish a new payment program under the Love's Rights Agreement but have determined that no such arrangement is attainable as a result of economic uncertainties throughout Asia and continuing political uncertainties in

Indonesia, there can be no assurance that any or all of the obligations of PT Transpacific under the Love's Rights Agreement will be satisfied or whether there will be any further expansion of Love's in Asia.

     Grand Havana Asian Territory Rights Agreement

     In May 1997, the Company entered into an agreement (the "Grand Havana Rights Agreement") with Grand Havana Room (Asia) Holding Hong Kong ("Grand Havana Asia"), an unaffiliated company, pursuant to which the Company granted to Grand Havana Asia the exclusive right to open and operate Grand Havana Rooms for a term of 75 years in certain territories in Asia, including Hong Kong, Taiwan, Singapore, Thailand, Japan, Korea, the Philippines and China. Grand Havana Asia agreed to pay the Company a non-refundable fee of $600,000 for the exclusive right to use the name Grand Havana Room in the territories. One half of the fee was paid upon execution of the Grand Havana Rights Agreement with the balance payable on the earlier of the opening of the initial Grand Havana Room in Hong Kong or April 30, 1998. Pursuant to the Grand Havana Rights Agreement, the Grand Havana Room in Hong Kong was to open no later than one year after the execution of the Grand Havana Rights Agreement and a total of at least nine Grand Havana Rooms were to open within five years following the execution of the Grand Havana Rights Agreement. Because of continuing economic uncertainties in Asia, Grand Havana Asia defaulted on its obligation to open the Grand Havana Room in Hong Kong or to make the second $300,000 payment which was due on April 30, 1998. The initial deposit of $300,000 was forfeited by Grand Havana Asia and the parties terminated the Grand Havana Rights Agreement.

Trademarks and Service Marks

     Grand Havana has registered the service marks "Grand Havana Room" and "Grand Havana House of Cigars," and the trademarks "Grand Havana Selection" and "Grand Havana Reserve." The Company regards its service marks and trademarks as having significant value and being an important factor in the marketing of its restaurants and cigar clubs as well as its Grand Havana House of Cigar locations. Grand Havana currently uses the "Grand Havana Selection" and "Grand Havana Reserve" trademarks on its own brand of cigars. See " -Restaurant and Cigar Club Operations; Retail Operations." Grand Havana also uses its Grand Havana Room service marks on T-shirts, hats and golf balls and other similar products to generate additional revenues. Grand Havana's policy is to pursue registrations of its marks wherever possible and to oppose vigorously any infringement of its marks. Grand Havana is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent Grand Havana from using such trademarks in its business.

Government Regulation

     California Smoke-Free Workplace Act of 1994

     In 1994, the California legislature enacted the California Smoke-Free Workplace Act of 1994 which prohibits, with certain exceptions, smoking in enclosed spaces at places of employment. Since the inception of the Company's Beverly Hills Grand Havana Room, the Company has relied upon an exemption in the law that expressly exempts from its coverage retail tobacco shops and private smoker's lounges. If other states in which the Company has Grand Havana Room and Grand Havana House of Cigar locations should enact legislation similar to the legislation adopted in California, and the Company were unable to qualify under an exemption with respect to any such legislation, this could have a material adverse effect on the Company's business, financial condition and results of operations.

     Tobacco Industry Regulation - General

     The tobacco industry and its products are subject to regulation in the United States by federal, state and local governments and the trend is toward increased regulation. Changing public attitudes towards smoking and the expansion of smoking regulations since the early 1970's have caused a decline in the consumption of tobacco products. Although cigar consumption increased between 1993 and 1997, it has since declined.

     A variety of legislation relating to tobacco issues has been introduced in the Congress of the United States in recent years, including legislation that would (1) prohibit or restrict the advertising and promotion of all tobacco products and/or restrict or eliminate the deductibility of advertising expenses;
(2) increase labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; (3) shift regulatory control of tobacco products and advertisements from the U.S. Federal Trade Commission (the "FTC") to the U.S. Food and Drug Administration (the "FDA") and; (4) substantially increase tobacco excise taxes. The ultimate content, timing or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body is currently unknown, and there can be no assurance that any such legislation or regulation would not have a material adverse effect on the Company's business.

     Although federal law has required health warnings on cigarettes since 1965, there is currently no federal law requiring that cigars carry such warnings. California requires "clear and reasonable" warnings to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. The Company believes that it complies with applicable California laws.

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

     Cigars and pipe tobacco have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. Enactment of significant increases in or new federal, state or local excise taxes may result in significantly higher prices for cigars. This could result in decreased sales of cigars at the Company's Grand Havana Rooms and Grand Havana House of Cigar locations and a decrease in the number of persons who smoke cigars, which could cause a reduction in memberships at the Grand Havana Rooms. Effective January 1, 1999, the excise tax on the wholesale price of cigars sold in California increased from approximately 26% to approximately 62%, an increase of approximately 138%. The impact of this tax increase on both the pricing and sales of cigar products sold by the Company in California.

     In 1997, the five largest tobacco companies announced a proposed settlement of a number of cases brought by the attorneys general of several states to recoup Medicare and Medicaid expenses. Legislation was introduced in Congress to implement the settlement by increasing the price of cigarettes, regulating all tobacco products, imposing full FDA regulation and adopting new and highly restrictive marketing requirements. Although Congress failed to adopt the legislation, the tobacco companies involved in the proposed settlement entered into separate settlement agreements (the "Master Settlement Agreement") in 1998 with the attorneys general pursuant to which they agreed to pay significant amounts annually and to certain marketing restrictions. Since the Master Settlement Agreement was signed in November 1998, additional tobacco product manufacturers have joined as subsequently participating parties. The effect of this settlement on the manufacture, advertisement, sale and consumption of tobacco products is unknown. However, there could be a sustained decrease in consumption of tobacco products over a period of years.

     Restaurant and Alcohol Regulation

     The restaurants in the Grand Havana Rooms are subject to numerous federal, state and local laws regulating their business, including health, sanitation, safety standards, alcoholic beverage control and fire regulations. The expansion, development and construction of any additional restaurants within the Company's Grand Havana Rooms, will be subject to compliance with applicable zoning, land use and environmental regulations. Each of the Grand Havana Rooms has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. The failure of a restaurant to obtain or retain liquor or food service licenses could have a material adverse effect on its operations. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area including any new Grand Havana Rooms which may be developed by the Company in the future. However, management believes the Company is currently in compliance in all material respects with all relevant regulations, and the Company has never experienced abnormal difficulties or delays in obtaining the required licenses or approvals.

     Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material, problems relating to alcoholic beverage licenses to date. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

     Grand Havana is subject in California, and may be subject in certain other states, to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Grand Havana carries liquor liability coverage as part of its comprehensive general liability insurance. Grand Havana has never been the subject of a "dram-shop" claim.

     Other Regulations

     Grand Havana is also subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards and hiring and employment practices. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could be detrimental to the economic viability of Grand Havana restaurants.

     Grand Havana is subject to federal and state environmental regulations although these rules have not had a material effect on Grand Havana's operations.

     Grand Havana continues to monitor its facilities for compliance with the Americans With Disabilities Act (the "ADA") which prohibits discrimination on the basis of disability, accommodations and employment. Grand Havana believes that it is in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. Under the ADA, Grand Havana could be required to expend funds to modify its restaurants to better provide service to, or make reasonable accommodations for, the employment of, disabled persons.

Competition

     The Company's Grand Havana Rooms compete with other clubs that offer private memberships as well as with other restaurants, bars, smoking lounges and other establishments which are open to the public and at which cigar smoking is permitted. The Company believes that by continuing its policy of catering to an affluent clientele, it will be able to compete effectively with other private membership clubs that may have a broader base membership as well as with other bars and restaurants that are open to the public and permit the smoking of cigars. Many of the Grand Havana Rooms' competitors have substantially greater financial, marketing, personnel and other resources than the Company. Additionally, the restaurant business is often affected by changes in consumer taste and discretionary spending priorities, economic conditions, demographic trends, traffic patterns and employee availability. Any change in these factors could adversely affect the Company. The Company believes that the ability of the Company's restaurants located in its Grand Havana Rooms to compete effectively will continue to depend on its ability to offer high quality food in a full-service, distinctive dining environment.

     The Company's Grand Havana House of Cigar locations compete with other retail cigar stores as well as with other businesses and entities which sell cigars and cigar related products, such as supermarkets and liquor stores. Many of these competitors have substantially greater financial, marketing, personnel and other resources than the Company, and the Company believes that its ability to compete effectively will depend on establishing prime locations for its retail cigar stores and carrying the brands of premium cigars which are in demand.

Employees

     As of December 20, 1999, Grand Havana had 91 employees, including 17 full-time and 74 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.   DESCRIPTION OF PROPERTY.

     Grand Havana maintains its principal executive offices in approximately 6,000 square feet of leased office space in Los Angeles under a lease with a term that expires in January 2001. The lease was entered into with 1990 Westwood Boulevard, Inc. which is owned principally by Harry Shuster, the former Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company. Harry Shuster is also a former director and principal stockholder of the Company. The monthly rent under the lease for these premises is $4,400. The Company believes that the rent and other terms of the lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an unrelated lessor. See Item 12, "Certain Relationships and Related Transactions."

     The Grand Havana Room and the Grand Havana House of Cigars in Beverly Hills, California are located in approximately 7,000 square feet of leased space under a five-year lease expiring June 30, 2004. The lease has two five-year options to extend, through June 30, 2014. The aggregate monthly rent under the lease for these premises is approximately $23,310.

     The New York Grand Havana Room is located in approximately 16,470 square feet of leased space on the 39th floor of 666 Fifth Avenue in New York, New York under a fifteen year lease expiring September 30, 2011. Annual rent under the New York lease for the first five years is $658,880 per year, payable in equal monthly installments, plus an amount equal to 6.5% of the gross sales in excess of $10,136,600 in any lease year.

     The Las Vegas Grand Havana House of Cigars is located in approximately 400
square feet of leased space   in Bally's Hotel in Las Vegas, Nevada pursuant to
a seven-year lease. Rent under the lease is currently the greater of $60,000 or the applicable annual "percentage rent." The "percentage rent" is calculated as
(i) 10% of gross sales up to $1,000,000 per year, (ii) 11% of gross sales from $1,000,000 to $1,500,000 per year, (iii) 12% of gross sales from $1,500,000 to
$2,000,000 and (iv) 13% of gross sales in excess of $2,000,000 per lease year. In addition, upon the Company's taking possession of the premises, the Company made a payment of $50,000 as "key money" in consideration for the landlord entering into the lease agreement and completing certain work on the leased premises.

     Grand Havana believes that its existing leased properties are adequate for its current needs. Grand Havana also believes that all of the properties are adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any pending material legal proceeding, other than routine litigation that is incidental to its business or is covered by insurance.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Grand Havana's Common Stock is traded on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "PUFF." The Common Stock was traded on the Nasdaq SmallCap Market from March 1997 through October 27, 1998, when it was delisted for failure to meet the minimum bid requirements. Prior to March 1997, the Common Stock was traded on the Nasdaq SmallCap Market under the symbol "UNIR." The following table sets forth the high and low bid prices of the Common Stock for the quarters indicated as quoted on the OTC Bulletin Board.

                                       1998                          1999
                               --------------------           ------------------
                                 High          Low             High         Low
                               -------       ------           ------      ------
     First Quarter             $2.875        $.5625           $.125       $.0312
     Second Quarter              .6562        .2188            .0781       .0312
     Third Quarter               .3438        .1094            .2188       .0625
     Fourth Quarter              .1875        .1875            .125        .0625

     The above quotations represent prices between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

     As of December 20, 1999, there were approximately 91 holders of record of Grand Havana Common Stock.

     Grand Havana has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Grand Havana currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of Grand Havana and will depend upon, among other things, Grand Havana's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that Grand Havana's Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Grand Havana owns, operates and develops private membership restaurants and cigar clubs under the name "Grand Havana Rooms" and retail cigar stores under the name "Grand Havana House of Cigars." For the fiscal year ended September 26, 1999 ("fiscal 1999"), Grand Havana generated approximately 82% of its net revenues from its restaurant and cigar club operations and approximately 12% from sales of its cigars and other merchandise.

     The Company has experienced operating losses since its inception with net losses of $3,019,722 for the fiscal year ended September 27, 1998 and $1,626,690 for the fiscal year ended September 26, 1999. There can be no assurance that the cigar clubs and retail cigar stores will be profitable in the future.

Results of Operations

     Fiscal Year Ended September 26, 1999 Compared to Fiscal Year Ended September 27, 1998

     Net Revenues.  Grand Havana derives revenues from three principal sources:
(1) food and beverage sales; (2) sales of cigars and related merchandise; and
(3) membership fees. For the fiscal year ended September 26, 1999, Grand Havana had revenues of $5,530,376 compared to revenues of $5,523,052 for the fiscal year ended September 26, 1999, an increase of $7,324 or approximately .13%. This slight increase in revenues for fiscal 1999 was due primarily to an increase in food and beverage sales from $2,842,836 in fiscal 1998 to $2,861,869 in fiscal 1999, an increase of $19,033 or approximately 1%, and an increase in membership revenues from $1,629,287 in fiscal 1998 to $1,690,431 in fiscal 1999, an increase of $61,144 or approximately 4%. Revenues from sales of cigars and related merchandise decreased from $815,728 in fiscal 1998 to $652,527 in fiscal 1999, a decrease of $163,201 or approximately 20%. This decrease is primarily the result of the closure of the Washington, D.C. Grand Havana House of Cigars and a decline in sales at the Las Vegas Grand Havana House of Cigars.

     The relatively flat revenues are due in part to the loss of revenues from the Washington, D.C. Grand Havana Room and Grand Havana House of Cigars which were sold in February 1999, partially offset by increases in revenues from private parties at the remaining Grand Havana Rooms. Food and beverage revenues were also relatively flat due to the closure of the Washington, D.C. Grand Havana Room and the temporary closure of the Beverly Hills Grand Havana Room following a fire in January 1999. Revenues from membership fees were relatively flat primarily because the Beverly Hills Grand Havana Room is fully subscribed, thus shifting the allocation of fees from initial membership fees to monthly membership fees. This was partially offset by the acceptance of new members following the expansion of the Beverly Hills Grand Havana Room in January 1999 and an approximately 20% increase in memberships at the New York Grand Havana Room.

     Expenses. Total costs and expenses decreased from $8,410,893 in fiscal 1998 to $7,001,255 in fiscal 1999, a decrease of $1,409,638 or approximately 17%. The decrease is mainly due to decreased food and beverage costs and decreased labor and benefit expenses as a result of the closure of the Washington, D.C. Grand Havana Room and Grand Havana House of Cigars in February 1999.

     Costs of food and beverages decreased from $1,119,358 in fiscal 1998 to $897,114 in fiscal 1999, a decrease of $222,244 or approximately 20% due primarily to the closure of the Washington, D.C. Grand Havana Room. Cost of merchandise increased from $400,392 in fiscal 1998 to $440,055 in fiscal 1999, an increase of $39,663 or approximately 10% due primarily to the increase in excise taxes on the price of wholesale cigars.

     Direct labor and benefits costs decreased from $2,282,024 in fiscal 1998 to $1,843,055 in fiscal 1999, a decrease of $438,969 or approximately 19% mainly as a result of the discontinuance of Grand Havana's Washington, D.C. operations. Occupancy and other operating expenses decreased from $2,708,071 in fiscal 1998 to $2,079,816 in fiscal 1999 a decrease of $628,255 or approximately 23%. This decrease was also primarily the result of the discontinued operations in Washington, D.C. and the reclassification of certain expenses as general and administrative costs.

     General and administrative costs increased from $963,513 in fiscal 1998 to $1,233,344 in fiscal 1999, an increase of $269,831 or approximately 28%, primarily because of the reclassification of certain expenses that were recorded as operating expenses in fiscal 1998 as general and administrative costs. The decreases in food and beverage expenses and operating expenses were partially offset by this increase as well as increases in depreciation and amortization costs. Depreciation and amortization costs increased from $440,892 in fiscal 1998 to $507,871 in fiscal 1999, an increase of $66,979 or approximately 15% due to the purchase of additional fixed assets in fiscal 1999.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $95,344 at September 27, 1998 compared with $94,523 at September 26, 1999.

     At September 26, 1999 the Company owed an aggregate of $682,154 in principal amount to United Leisure Corporation ("United Leisure") pursuant to a financing agreement dated as of February 12, 1997. All principal plus accrued interest thereon is due on or before April 30, 2000. In addition, as of September 26, 1999, an aggregate of $507,000 had been advanced to the Company under a financing agreement with United Film Distributors, Inc. ("United Film") the full amount of which, together with all accrued but unpaid interest thereon,
is due and payable upon demand.   See Item 12.  "Certain Relationship and
Related Transactions," and Item 7 "Financial Statements and Supplementary Information--Note 13 to Notes to Consolidated Financial Statements."

     The Company anticipates that revenues from the operation of its existing Grand Havana Rooms and Grand Havana House of Cigars retail stores will provide sufficient working capital during the next 12 months. In the fiscal year ended September 26, 1999, the Company's Beverly Hills operations had gains of approximately $336,560, although the Company's New York Grand Havana Room had losses of approximately $152,596. The Company anticipates that the New York Grand Havana Room may achieve and maintain profitability in fiscal 2000 although there can be no assurance that this will occur.

     Due to the fact that the trading price of the Company's Common Stock has fallen significantly in the last twelve months and because it is currently trading on the OTC Bulletin Board, the Company does not anticipate that it will be able to sell its securities in private placements on terms that are acceptable to the Company for the foreseeable future.

     If the Company is unable to raise additional funds through the private placement of its securities it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if available, that it will be available on terms acceptable to the Company. If the Company is unable to obtain financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such options as selling or pledging portions of its assets in order to meet such obligations.

     Management does not expect that inflation will adversely affect the Company's existing or planned operations in the future unless it increases significantly over current levels.

Year 2000 Costs

     Grand Havana has implemented a Year 2000 project to identify and assess the risks associated with its information systems, operations, infrastructure and technology products, and customers and suppliers that are not Year 2000
compliant.   Grand Havana did not incur any expenses in the fiscal year ended
September 26, 1999 for Year 2000 compliance. Grand Havana has, however, incurred approximately $13,500 for hardware and software upgrades for Year 2000 compliance since that time and expects to incur approximately $5,000 more for other upgrades necessary to be in compliance. Grand Havana considers the impact of Year 2000 compliance to be insignificant and does not believe that it will have a material adverse effect on Grand Havana's operating results.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplemental data required by this Item 7 follow the index to financial statements appearing at Item 14 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Directors and Executive Officers

     Set forth in the table below are the names, ages and positions of the current directors and executive officers of Grand Havana. Ages are shown as of December 20, 1999. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Grand Havana Board. None of the executive officers has any family relationship to any director or any other executive officer of Grand Havana.

                                                       Positions Currently Held
Name                                     Age               With the Company                   Director Since
----                                     ---   ------------------------------------------     --------------
Stanley Shuster                           39   Chairman of the Board, Chief Executive              1995
                                               Officer, President, Chief Financial
                                               Officer and Director

Alvin Cassell                             85   Director                                            1998

J. Brooke Johnston, Jr.                   59   Director                                            1998

Steven T. Ousdahl                         52   Vice President -- Administration                     --

     Set forth below is a brief description of the business experience for the previous five years of all current directors and executive officers of Grand Havana.

     Stanley Shuster has served as a director of Grand Havana since June 1995, as Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer of Grand Havana since May 1999, and as Executive Vice President of Grand Havana since June 1995. Since April 1994, Mr. Shuster has been employed by the Company to develop its Grand Havana Room concept and is currently supervising the operations of the Company's Grand Havana Rooms. From March 1991 through February 1994, Mr. Shuster served as Vice President of Artist and Repertoire for J.R.S. Records, an independent record company, with major distribution through BMG.

     Alvin Cassell has served as a director of the Company since March 1998.
Mr. Cassell is of counsel to the law firm of Broad and Cassell, Miami, Florida. He has been engaged in a general civil law practice for more than 60 years. Mr. Cassell is also a director of United Leisure Corporation, a Delaware corporation ("United Leisure").

     J. Brooke Johnston, Jr. has served as a director of the Company since March 1998. Mr. Johnston is a partner of the law firm of Baker, Johnston & Wilson, LLP, in Birmingham, Alabama. He was Senior Vice President and General Counsel for Med Partners, Birmingham, Alabama from April 1996 until July 1998. Prior to that, Mr. Johnston was a senior principal of the law firm of Haskell, Slaughter, Young & Johnston, a professional association, in Birmingham, Alabama, where he practiced securities law for over 17 years. Mr. Johnston is also a director of United Leisure.

     Steven T. Ousdahl has served as Vice President -- Administration of the Company since August 1993. He also served as Operations Administrator for LEI since September 1985, in which capacity he managed the operations of the Love's restaurant chain until its disposition. Prior to that, Mr. Ousdahl was engaged for over 15 years as an operations executive in the food service business for several firms, including IHOP Corp.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period through September 26, 1999, all officers, directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth all compensation received for services rendered to Grand Havana in all capacities for the three fiscal years ended September 26, 1999 by Grand Havana's Chief Executive Officer during fiscal 1999 and the most highly compensated executive officers at the end of fiscal 1999.

                                 SUMMARY COMPENSATION TABLE

                                                                                    Annual Compensation
                                                                 --------------------------------------------------------
                                                                                                            All Other
Name and Principal Positions                                     Year            Salary/(1)/            Compensation/(2)/
----------------------------                                     ----            -----------            -----------------
Harry Shuster/(3)/                                               1999             $      0                   $15,638
     Chairman of the Board,                                      1998               79,768                    22,832
     President, Chief Executive Officer and Chief                1997              323,244                    43,522
     Financial Officer
Stanley Shuster/(4)/                                             1999             $145,010                   $ 6,000
     Chairman of the Board,                                      1998              145,010                     6,000
     President, Chief Executive Officer, Chief                   1997              145,010                     6,000
     Financial Officer and Executive Vice President

-----------
     /(1)/ For the fiscal year ended September 27, 1998, includes $57,893 deferred at the election of Harry Shuster, and $60,000 in consulting fees paid to Stanley Shuster. For the fiscal year ended September 28, 1997, includes $221,305 deferred at the election of Harry Shuster and $60,000 in consulting fees paid to Stanley Shuster. In addition, Harry Shuster waived payment of $229,174 under his consulting agreement for fiscal 1998, and $186,124 for fiscal 1999. See "Consulting and Employment Agreements" below.

     /(2)/ Includes (i) payments with respect to the apartment Harry Shuster used while in New York, 100% of which costs were paid by the Company for fiscal 1997 and 50% of which were paid by the Company for fiscal 1998 and through May of fiscal 1999, and (ii) a $500 per month car allowance paid to Stanley Shuster for each of the three fiscal years ended September 26, 1999.

     /(3)/ Effective May 21, 1999, Harry Shuster resigned as a director and from all positions as an officer.

     /(4)/ Effective May 21, 1999, Stanley Shuster was appointed to serve as Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer.

     Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Consulting and Employment Agreements

     The Company and Harry Shuster, the former Chairman of the Board, President and Chief Executive Officer and a director of the Company, entered into a
consulting agreement in  June  1993 (the "Consulting Agreement").   Mr. Shuster
waived payment of his fees under the Consulting Agreement for each of fiscal year 1998 and fiscal year 1999. The Consulting Agreement was terminated concurrently with Mr. Shuster's resignation as Chairman of the Board, Chief Executive Officer, President and director.

     The Company has a verbal agreement with Stanley Shuster under which Stanley Shuster receives compensation of $145,010 per year and a $500 per month car allowance.

Stock Options

     1996 Stock Option Plan

     The Company's 1996 Stock Option Plan (the "Option Plan") provides officers, directors, key employees and other key contributors of the Company an opportunity to purchase the Common Stock of the Company pursuant to "non-qualified stock options" which may be granted at the discretion of the Board of Directors.

     Under the Option Plan, options to purchase an aggregate of 626,250 shares of common stock may be granted. The purchase price shall be no less than 85% of the fair market value of the common stock on the date of grant. The Board of Directors of the Company, or a committee established by the Board of Directors, shall determine, among other things (i) the purchase price of the shares covered by each option, (ii) whether any payment will be required upon grant of the option, (iii) the individual to whom, and the time or times at which, options shall be granted, (iv) the number of shares to be subject to each option and (v) when an option can be exercised and whether in whole or installments.

     At December 20, 1999, there were outstanding presently exercisable non-qualified stock options to purchase an aggregate of 200,000 shares of the Common Stock of the Company held by directors of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 20, 1999, (a) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) by each of the Company's Directors and (c) by all officers and Directors of the Company as a group:

                                                                                Percentage
Name and Address                         Number of Shares                       Ownership
of Beneficial Owner/(1)/                 Beneficially Owned/(2)(3)/             of Class/(3)/
-------------------                      ------------------                     --------
Alvin Cassell                                  50,000/(4)/                           *
J. Brooke Johnston, Jr.                        55,200/(5)/                           *
United Leisure                                966,666                               6.8%
  Corporation
Stanley Shuster                             6,907,565/(6)/                         44.8%
All officers and directors                  7,012,765/(6)(7)/                      45.4%
  as a group (3 people)

---------
*    less than 1%

     /(1)/ Each person's address is c/o the Company, 1990 Westwood Boulevard, Los Angeles, California 90025, unless otherwise noted.

     /(2)/ Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

     /(3)/ A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants and stock options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof, have been exercised.

     /(4)/  Includes options to purchase 50,000 shares of Common Stock.

     /(5)/  Includes options to purchase 50,000 shares of Common Stock.

     /(6)/ Includes stock options to purchase 100,000 shares of Common Stock and warrants to purchase 1,157,689 shares of Common Stock.

     /(7)/  Excludes 966,666 shares of Common Stock owned by United Leisure.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Lease of Office Premises. The Company entered into a five-year lease with 1990 Westwood Boulevard, Inc. ("Westwood") covering approximately 6,000 square feet of office space for its principal executive offices. The lease provided for rent of $4,000 per month through January 31, 1998, and $4,400 per month thereafter through the end of the term in January 2001. The principal shareholder of Westwood is Harry Shuster, former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer of the Company and the father of Stanley Shuster, the present Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, a director and principal stockholder of the Company. The Company believes that the rent and other terms of the lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an unrelated lessor.

     Transactions With United Leisure. On September 30, 1998, in replacement of a previous loan from United Leisure to the Company, United Leisure agreed to make a new installment loan to the Company in the amount of up to $1,250,000, for which the Company executed and delivered a secured promissory note (the "Promissory Note"). United Leisure may from time to time, but is not obligated to make, future advances under the Promissory Note up to an aggregate amount of $1,250,000. The Promissory Note is secured by a first lien on the assets of the Company.

     The initial loan advance under the Promissory Note was $607,154, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $71,154. The Promissory Note was due and payable on March 31, 1999, which due date was extended first to September 30, 1999 and then to April 30, 2000.

     As of December 20, 1999, United Leisure held 966,666 shares of the Company's Common Stock.

     Transactions With United Film.   In May 1997, the Company entered into a
financing agreement with United Film, whereby United Film agreed to provide advances to the Company from time to time. Interest on any amount advanced bears interest at the rate of prime plus 3%. The full principal amount and all accrued but unpaid interest on any amounts advanced is due and payable on demand. At December 20, 1999, an aggregate of $507,000 had been advanced under this financing agreement. Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, a director and a principal stockholder of the Company is the brother of Brian Shuster, the President of United Film.

     Other Transactions. In fiscal years 1998 and 1997, Stanley Shuster provided certain consulting services to Grand Havana for which he received an aggregate of $60,000 for each such year.

     On August 15, 1998, Harry Shuster, the former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and director of the Company, agreed to loan the Company $300,000 pursuant to a promissory note secured by a second position lien on the Company's assets, all of which remained outstanding as of September 26, 1999. The note was due and payable on March 31, 1999, which due date was extended first to September 30, 1999 and then to April 30, 2000. In addition to the sums due under this note, as of September 26, 1999, the Company is indebted to Harry Shuster in the amount of $744,869 for advances made from time to time by Harry Shuster to the Company.

     On August 23, 1999, Stanley Shuster, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and director of the Company, agreed to loan $60,000 to the Company pursuant to a promissory note. The note is due and payable on August 23, 2000.

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

     (b)  Exhibits.
          --------

     See index to exhibits

     (c)  Reports on Form 8-K.
          --------------------

     None.

     3.    EXHIBITS.


  EXHIBIT
   NUMBER      DESCRIPTION
  -------      -----------

    3.1        Restated Certificate of Incorporation of Grand Havana (incorporated by reference to Exhibit
               3.1 of Grand Havana's Form SB-2 (File No. 33-68252-LA) (the "SB-2")).

    3.2        Bylaws of Grand Havana (incorporated by reference to Exhibit 3.2 of the SB-2).

    3.3        Certificate of Amendment to the Restated Certificate of Incorporation of Grand
               Havana (incorporated by reference to Exhibit 3.3 of Grand Havana's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997 (the "1997 10-KSB").

    3.4        Certificate of Amendment to the Restated Certificate of Incorporation of Grand
               Havana (incorporated by reference to Exhibit 3.4 of Grand Havana's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997 (the "1997 10-KSB").

    4.1        Warrant Agreement entered into as of April 20, 1994 by and between Grand Havana and OTR, Inc. (incorporated by reference to Exhibit 4.1 of Grand Havana's Annual
               Report on Form 10-KSB for the fiscal year ended September 30, 1994 (the "1994
               10-KSB")).

   10.1        Consulting Agreement dated June 1, 1993 between Grand Havana and Harry Shuster
               (incorporated by reference to Exhibit 10.38 of the SB-2).

   10.2        Form of Indemnity Agreement entered into between Grand Havana and each of its directors (incorporated by reference to Exhibit 10.39 of the SB-2).

   10.3        Village On Canon Lease dated July 1, 1994 between Pinkwood Properties Corp. and
               Grand Havana (incorporated by reference to Exhibit 10.37 of the 1994 10-KSB).

   10.4        Territory Rights Agreement dated August 22, 1994 between LEI and PT Transpacific
               Ekagraha (incorporated by reference to Exhibit 10.29 of the 1994 10-KSB).

   10.5        Lease Agreement dated December 1, 1994 between 1990 Westwood Boulevard, Inc. and
               Grand Havana (incorporated by reference to Exhibit 10.32 of Grand Havana's
               Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995).

   10.6        Agreement of Lease  dated September 16, 1996 Avenue Limited Partnership and
               Grand Havana  (incorporated by reference to Exhibit 10.35 to Grand Havana's
               Registration Statement on Form S-3 (File No. 33-16045) (the "Form S-3")).

   10.7        Office Building Lease dated August 23, 1996 between Writ Limited Partnership and
               Grand Havana  (incorporated by reference to Exhibit 10.39 of the Form S-3).

   10.8        Financing Agreement dated September 10, 1996 between United Leisure Corporation and Grand Havana (incorporated by reference to Exhibit 10.40 of the Form S-3).

   10.9        Financing Agreement dated February 12, 1997 between United Leisure Corporation and Grand Havana (incorporated by reference to Exhibit 10.15 of the 1997 10-KSB).

   10.10       Amendment No. 1 to Financing Agreement dated July 15, 1997 between United
               Leisure Corporation and Grand Havana (incorporated by reference to Exhibit 10.17 of the 1997 10-KSB).

   10.11       Amendment No. 1 to Financing Agreement dated September 30, 1997 between United
               Leisure Corporation and Grand Havana (incorporated by reference to Exhibit 10.16 of the 1997 10-KSB).

   10.12       Financing Agreement dated May 1, 1997 between United Film Distributors, Inc. and
               Grand Havana incorporated by reference to Exhibit 10.18 of the 1997 10-KSB).

   10.13       1996 Stock Option Plan of Grand Havana (incorporated by reference to Exhibit
               10.19 of the 1997 10-KSB).

   10.14       Lease Agreement dated February 24, 1997 between Grand Havana and Bally's Grand,
               Inc. (incorporated by reference to Exhibit 10.20 of the 1997 10-KSB).

   10.15       Secured Promissory Note dated August 15, 1998 between Grand Havana and Harry
               Shuster (incorporated by reference to Exhibit 10.1 of Grand Havana's Quarterly
               Report on Form 10-QSB for the period ended  December 27, 1998 (the "December 27,
               1998 10-QSB").

   10.16       Security Agreement dated August 15, 1998 between Grand Havana and Harry Shuster
               (incorporated by reference to Exhibit 10.2 the "December 27, 1998 10-QSB").

   10.17       Secured Promissory Note dated September 30, 1998 between Grand Havana and United
               Leisure Corporation (incorporated by reference to Exhibit 10.3 of the December
               27, 1998 10-QSB).

   10.18       Security Agreement dated September 30, 1998 between Grand Havana and United
               Leisure (incorporated by reference to Exhibit 10.4 of the "December 27, 1998
               10-QSB).

   10.19       Subordination Agreement dated November 30, 1998 between Grand Havana and Harry
               Shuster (incorporated by reference to Exhibit 10.5 of the December 27, 1998
               10-QSB).

   10.20       Asset Purchase Agreement dated February 1, 1999 between Grand Havana and
               Thursdays Restaurant Group, LLC (incorporated by reference to Exhibit 10.1 of
               Grand Havana's Quarterly Report on Form 10-QSB for the period ended March 28,
               1999 (the "March 28, 1999 10-QSB")).

   10.21       Option Agreement dated January 4, 1999 between Grand Havana and Alvin Cassel
               (incorporated by reference to Exhibit 10.2 of the March 28, 1999 10-QSB).

   10.22       Option Agreement dated January 4, 1999 between Grand Havana and J. Brooke
               Johnston, Jr.  (incorporated by reference to Exhibit 10.3 of the March 28, 1999
               10-QSB).

   10.22       Settlement Agreement dated April 13, 1999 among Grand Havana, Harry Shuster,
               Stanley Shuster, Brian Shuster, Cowrie Holdings, Ltd., Strata Equities Limited,
               Sparta Capital Ltd., Baytree Capital Associates, LLP, Baytree Associates, Inc.
               and Michael Gardner (incorporated by reference to Exhibit 10.1 of Grand Havana's
               Quarterly Report on Form 10-QSB for the period ended June 27, 1999).

   21.1        Subsidiaries of Grand Havana

   27.1        Financial Data Schedule

         (b)     REPORTS ON FORM 8-K.

         None.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     GRAND HAVANA ENTERPRISES, INC.


     By:    /s/ Stanley Shuster
            --------------------------------------------------
            Stanley Shuster
            President, Chief Executive Officer and Director

     Date:  January 11, 2000
            --------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


                SIGNATURE                                                TITLE
                ---------                                                -----
/s/ Stanley Shuster                             Chairman of the Board, President, Chief Executive Officer
---------------------------------------                        and Chief Financial Officer
Stanley Shuster                                      (Principal Financial and Accounting Officer)

/s/ Alvin Cassel
---------------------------------------
 Alvin Cassel                                                          Director

/s/ J. Brooke Johnston, Jr.
---------------------------------------
J. Brooke Johnston, Jr.                                                Director

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999


Report of Independent Auditors                                      F-1

Consolidated Balance Sheets
 as of September 27, 1998 and September 26, 1999                    F-2

Consolidated Statements of Operations
 for the Years Ended September 27, 1998 and September 26, 1999      F-3

Consolidated Statement of Stockholders' Equity
 for the Years Ended September 27, 1998 and September 26, 1999      F-4

Consolidated Statements of Cash Flows
 for the Years Ended September 27, 1998 and September 26, 1999      F-5

Notes to Consolidated Financial Statements
 as of September 27, 1998 and September 26, 1999                    F-6

                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
Grand Havana Enterprises, Inc.



We have audited the accompanying consolidated balance sheets of Grand Havana Enterprises, Inc. and Subsidiaries as of September 27, 1998 and September 26, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Havana Enterprises, Inc. and Subsidiaries at September 27, 1998 and September 26, 1999, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.




                                         /s/ HOLLANDER, LUMER & CO. LLP


Los Angeles, California
December 17, 1999

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

                                                                                             1998                        1999
                                                                                         ------------                ------------
                                  ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                                             $     95,344                $     94,523
   Accounts receivable, net of allowance for doubtful accounts
     of $6,500 in 1998 and $10,700 in 1999                                                    133,212                      86,030
   Current portion of note receivable                                                          26,623                     115,000
   Inventories                                                                                663,955                     435,999
   Prepaid expenses                                                                           214,555                     218,008
                                                                                         ------------                ------------

      TOTAL CURRENT ASSETS                                                                  1,133,689                     949,560
                                                                                         ------------                ------------

PROPERTY AND EQUIPMENT, Net of accumulated depreciation                                     4,100,546                   3,679,983

OTHER ASSETS
   Restricted cash                                                                            937,057                     875,000
   Note receivable, net of current portion                                                     28,548                           -
   Pre-opening costs                                                                           23,844                           -
   Due from related parties                                                                   145,737                     130,001
   Deferred charges                                                                            67,106                           -
   Deposits and other assets                                                                   85,627                      63,730
                                                                                         ------------                ------------

      TOTAL OTHER ASSETS                                                                    1,287,919                   1,068,731
                                                                                         ------------                ------------

TOTAL                                                                                    $  6,522,154                $  5,698,274
                                                                                         ============                ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to related parties                                                      $  1,343,000                $  1,549,154
   Bank overdraft                                                                              89,083                      84,671
   Accounts payable                                                                         1,069,334                   1,029,301
   Accrued liabilities                                                                        172,237                     422,479
   Deferred revenues                                                                          129,905                     189,194
   Due to related parties                                                                     968,654                   1,397,648
   Deferred rent payable                                                                      559,478                     462,054
                                                                                         ------------                ------------

      TOTAL CURRENT LIABILITIES                                                             4,331,691                   5,134,501
                                                                                         ------------                ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized -
      3,000,000 shares; issued and outstanding - none
   Common stock, $.01 par value; authorized -
      50,000,000 shares; issued and outstanding -
      14,174,306 shares in 1998 and 1999                                                      141,744                     141,744
   Additional paid-in capital                                                              13,279,044                  13,279,044
   Accumulated deficit                                                                    (11,230,325)                (12,857,015)
                                                                                         ------------                ------------

      TOTAL STOCKHOLDERS' EQUITY                                                            2,190,463                     563,773
                                                                                         ------------                ------------

TOTAL                                                                                    $  6,522,154                $  5,698,274
                                                                                         ============                ============

         See accompanying Notes to Consolidated Financial Statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

                                                                                        1998                      1999
                                                                                    -----------               -----------
REVENUES
   Food and beverage                                                                $ 2,842,836               $ 2,861,869
   Merchandise sales                                                                    815,728                   652,527
   Membership fees                                                                    1,629,287                 1,690,431
   Other                                                                                235,201                   325,549
                                                                                    -----------               -----------

      TOTAL REVENUES                                                                  5,523,052                 5,530,376
                                                                                    -----------               -----------

COSTS AND EXPENSES
   Food and beverage                                                                  1,119,358                   897,114
   Merchandise                                                                          400,392                   440,055
   Operating expenses
      Direct labor and benefits                                                       2,282,024                 1,843,055
      Occupancy and other                                                             2,708,071                 2,079,816
   General and administrative                                                           972,499                 1,233,344
   Depreciation and amortization                                                        440,892                   507,871
   Impairment losses                                                                    487,657                         -
                                                                                    -----------               -----------

      TOTAL COSTS AND EXPENSES                                                        8,410,893                 7,001,255
                                                                                    -----------               -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                                                   (2,887,841)               (1,470,879)

OTHER INCOME (EXPENSE)
   Interest income                                                                       43,304                    25,293
   Interest expense                                                                    (168,980)                 (205,817)
   Other, net                                                                                 -                    48,557
                                                                                    -----------               -----------

TOTAL OTHER INCOME (EXPENSE)                                                           (125,676)                 (131,967)
                                                                                    -----------               -----------

LOSS FROM CONTINUING OPERATIONS                                                      (3,013,517)               (1,602,846)

DISCONTINUED OPERATIONS
   Loss from operations                                                                (188,800)                        -
   Gain on sale of assets                                                               182,595                         -
                                                                                    -----------               -----------

      LOSS FROM DISCONTINUED OPERATIONS                                                  (6,205)                        -
                                                                                    -----------               -----------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
          ACCOUNTING PRINCIPLE                                                       (3,019,722)               (1,602,846)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
          PRINCIPLE                                                                           -                   (23,844)
                                                                                    -----------               -----------

NET LOSS                                                                            $(3,019,722)              $(1,626,690)
                                                                                    ===========               ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                          13,524,000                14,174,306

BASIC AND DILUTED LOSS PER SHARE
   Loss from continuing operations                                                        (0.22)                    (0.11)
   Loss from discontinued operations                                                       0.00                      0.00



         See accompanying Notes to Consolidated Financial Statements.

               GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

                                                          Common Stock              Additional
                                                  --------------------------         Paid-In          Accumulated
                                                    Shares           Amount          Capital            Deficit            Total
                                                  ----------        --------       -----------       ------------       -----------
Balance - September 28, 1997                      11,799,306        $117,994       $12,684,723       $ (8,210,603)      $ 4,592,114

Common stock issued as financing cost                 25,000             250            38,431                               38,681

Common stock issued for services                      50,000             500            60,500                               61,000

Common stock issued for warrants exercised         1,100,000          11,000           247,390                              258,390

Common stock issued in Regulation S offerings      1,200,000          12,000           248,000                              260,000

Net loss - year ended September 27, 1998                                                               (3,019,722)       (3,019,722)

                                                  ----------        --------       -----------       ------------       -----------
Balance - September 27, 1998                      14,174,306         141,744        13,279,044        (11,230,325)        2,190,463

Net loss - year ended September 26, 1999                                                               (1,626,690)       (1,626,690)

                                                  ----------        --------       -----------       ------------       -----------
Balance - September 26, 1999                      14,174,306        $141,744       $13,279,044       $(12,857,015)      $   563,773
                                                  ==========        ========       ===========       ============       ===========


         See accompanying Notes to Consolidated Financial Statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

                                                                                           1998                      1999
                                                                                       -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                            $(3,019,722)              $(1,626,690)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                        440,892                   507,871
      Loss on impairment of property and equipment                                         487,657                         -
      Gain on sale of Washington D.C. operation                                                  -                   (18,353)
      Amortization of deferred charges                                                     138,490                    67,106
      Conversion of accrued interest to notes payable                                            -                    71,154
      Gain on sale of assets of discontinued operation                                    (182,595)                        -
      Common stock, options and warrants issued for services and
         financing costs                                                                    99,681                         -
      Changes in operating assets and liabilities:
         Accounts receivable                                                               (76,288)                   47,182
         Inventories                                                                       122,213                   227,956
         Prepaid expenses                                                                   (7,870)                   (3,453)
         Pre-opening costs                                                                 (16,949)                   23,844
         Deposits and other assets                                                          10,023                    21,897
         Accounts payable and other accrued liabilities                                     66,137                   404,655
         Deferred revenues                                                                  72,879                    59,289
         Deferred rent payable                                                              70,872                   (97,424)
         Accrued costs of discontinued operations                                         (200,000)                        -
                                                                                       -----------               -----------

         NET CASH USED IN OPERATING ACTIVITIES                                          (1,994,580)                 (314,966)
                                                                                       -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                    (570,361)                 (293,955)
   Proceed from sale of assets of discontinued operation                                   419,738                         -
   Proceed from sale of Washington D.C. operation                                                -                   225,000
   Due from related parties                                                                (67,705)                   15,736
   Restricted cash                                                                        (818,461)                   62,057
                                                                                       -----------               -----------

         NET CASH USED IN INVESTING ACTIVITIES                                          (1,036,789)                    8,838

CASH FLOWS FROM FINANCING ACTIVITIES
   Collection of subscriptions receivable                                                1,288,950                         -
   Bank overdraft                                                                           89,083                    (4,412)
   Collection of note receivable                                                            24,829                    55,171
   Increase in note receivable                                                                                      (115,000)
   Sale of common stock                                                                    518,390                         -
   Borrowings from related parties                                                         765,000                   305,307
   Repayments of borrowings from related parties                                          (439,000)                        -
                                                                                       -----------               -----------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              2,247,252                   305,307
                                                                                       -----------               -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (784,117)                     (821)

CASH AND CASH EQUIVALENTS, beginning of period                                             879,461                    95,344
                                                                                       -----------               -----------

CASH AND CASH EQUIVALENTS, end of period                                               $    95,344               $    94,523
                                                                                       ===========               ===========

NON-CASH TRANSACTIONS
   Common Stock, options and warrants issued for services and
     financing costs                                                                   $    99,681               $         -

OTHER CASH INFORMATION
   Interest paid                                                                       $   198,352               $     4,990

   Interest received                                                                   $    43,304               $    25,293



         See accompanying Notes to Consolidated Financial Statements.

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1999



1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Description of Business. Grand Havana Enterprises, Inc., (the "Company"),
     ------------------------
     was incorporated under the laws of the State of Delaware on April 13, 1993. The Company is engaged in the business of the ownership, operation and development of private membership cigar clubs/restaurants known as "Grand Havana Rooms", and retail cigar stores known as "Grand Havana House of Cigars". The Company currently owns and operates two Grand Havana Rooms and two Grand Havana House of Cigars.

     Principles of Consolidation. The consolidated financial statements include
     ----------------------------
     the accounts of Grand Havana Enterprises, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity
     -----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Cash and Cash Equivalents. The Company considers all highly liquid
     --------------------------
     investments purchased with an original maturity of three months or less to be cash equivalents.

     Fair Value of Financial Instruments. The Company's financial instruments
     ------------------------------------
     consist of cash equivalents, trade accounts receivable, notes receivable, trade accounts payable and term loans. The fair value of the Company's financial instruments approximates the carrying value of the instruments.

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

             Leasehold improvements               5 to 15 years
             Restaurant equipment                 2 to 8 years
             Other equipment                      3 to 15 years

     Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss should be recognized when the aggregate of estimated future cash inflows (less estimated future cash outflows) to be generated by an asset is less than the asset's carrying value. Future cash inflows include an estimate of the proceeds from eventual disposition. For purposes of this comparison, estimated future cash flows are determined without reference to their discounted present value. If the sum of undiscounted estimated future cash inflows is equal to or greater than the asset's carrying value, impairment does not exist. If, however, expected future cash inflows are less than carrying value, a loss on impairment should be recorded. Such a loss is measured as the excess of the asset's carrying value over its fair value. Fair value of an asset is the amount at which an asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

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

     Earnings (Loss) per Share. The Company adopted SFAS No. 128 "Earnings per
     --------------------------
     Share" during its fiscal year ended September 27, 1998. SFAS No. 128 requires the presentation of basic earnings per common share and diluted earnings per common share. A basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. A diluted earnings per common share includes the diluting effect of stock options and warrants using the treasury stock method. The Company had loss from continuing operations, and, as a result, basic and diluted loss per share is the same amount.

     Reclassifications. Certain 1998 balances have been reclassified to conform
     ------------------
     to 1999 presentation.

     Recent Accounting Pronouncements
     --------------------------------

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company is operating in one operating segments, since in the fiscal year 1998.

     Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities" requires that costs of start-up activities, including organization costs, be expensed as incurred. This SOP is effective for financial statements for fiscal year beginning after December 15, 1998. Initial application of this SOP should be reported as the cumulative effect of a change in accounting principle as described in APB Opinion No. 20 "Accounting Changes". Starting fiscal year 1999, the Company changed its accounting policy on Pre-Opening Costs upon adoption of this statement. Prior to fiscal year 1999, restaurant and cigar club pre-opening costs are deferred and charged to operations when the location is opened or the location plans are abandoned.


2.   DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     Significant Operating Losses. The Company has experienced operating losses
     -----------------------------
     since its inception. For the fiscal years ended September 27, 1998 and September 26, 1999, the Company experienced net losses of $3,019,722 and $1,626,690, respectively. The Company anticipates that it will continue to experience losses as it continues working on its ongoing development and reorganization plans, including the establishment of additional Grand Havana Rooms and Grand Havana House of Cigars. Even after the Company's development and reorganization plans are completed, there can be no assurance that the cigar clubs/restaurants owned by the Company will be profitable.

     Significant Capital Requirements. The Company's capital requirements have
     ---------------------------------
     been and will continue to be significant. At September 26, 1999, the Company had cash and cash equivalents of $94,523 and a working capital deficit of $4,184,941. As a result of its operations, the Company's working capital has continually been reduced. The Company will need additional financing, which the Company may raise through the private placements of its securities. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Effective the close of business on October 27, 1998, the NASDAQ Stock Market, Inc. delisted the Company's common stock from NASDAQ for failure to meet the minimum bid requirement. Since that time the Company's common stock has been quoted on the OTC Bulletin Board.

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

     In January 1998, the Westchester Love's restaurant ceased operations. The Company and the landlord of this property have agreed to terminate the lease early, in exchange for a net payment to be made by the landlord to the Company of $23,677 on or before May 31, 1999. The Company has retained the liquor license at this location and expected to transfer it during the fiscal year 1999 for $11,000. However, as of September 26, 1999, the Company has not received the payment and the liquor license has not been transferred. Pursuant to an agreement dated February 24, 1998 that closed on July 30, 1998, the Company sold the remaining domestic assets of its Love's franchise operations, consisting primarily of the Lakewood, California Love's restaurant and the franchise rights to nine remaining Love's franchised restaurants for a total purchase price of $135,000. Additionally, the Company guaranteed certain of Love's undisclosed obligations as of February 24, 1998 with respect to the foregoing transactions, for which the Company was paid $50,000. The Company's maximum liability under said guarantee is $195,000.

     Total revenues of Love's in 1998 were $620,046. These amounts are not included in total revenues from continuing operations in the accompanying consolidated statements of operations.

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

4.   TERRITORY RIGHTS AGREEMENT

     Grand Havana Far Eastern Territory Rights Agreement. In May 1997, the
     ----------------------------------------------------
     Company entered into an agreement with Grand Havana Room (Asia) Holdings, Ltd., a Hong Kong corporation ("Grand Havana Asia"), pursuant to which the Company has granted to Grand Havana Asia certain exclusive territories in the Far East, including Hong Kong, Taiwan, China, Singapore, Malaysia, Thailand, Japan, Philippines and Korea for a term of 75 years. Grand Havana Asia agreed to pay the Company for the exclusive right to use the name Grand Havana Room in the territory a non-refundable territorial fee of $600,000, of which $300,000 was paid upon execution of the agreement and the balance of $300,000 was payable on the earlier of the opening of the first Grand Havana Room in Hong Kong or April 30, 1998. The Company was required to provide comprehensive development and training services in connection with the opening of the first and all subsequent Grand Havana Rooms in the territories. In return for such services, the Company was to receive 25% of the initial membership fees paid by the members of the Grand Havana Room in Hong Kong and 15% of the initial membership fees paid with respect to subsequent Grand Havana Rooms. Further the Company was to receive 6% of the monthly gross revenues from each Grand Havana Room. During 1998, the parties terminated the agreement and abandoned any effort to collect the remaining receivable.

5.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following at September 27, 1998 and September 26, 1999:

                                                 1998             1999
                                             -----------       -----------
         Leasehold improvements              $ 4,318,791       $ 3,962,751
         Restaurant equipment                    910,828           911,880
         Office equipment                        189,464           179,299
         Signage                                 184,881             4,794
                                             -----------       -----------
                                               5,603,964         5,058,724
         Less accumulated depreciation
           and amortization                   (1,015,761)       (1,378,741)
         Loss on impairment                     (487,657)            -
                                             -----------       -----------
                                             $ 4,100,546       $ 3,679,983
                                             ===========       ===========

     The Company's Washington D.C. operation generated increasing cash flow losses. These circumstances indicated that the carrying amounts of property and equipment related to this location might not be recoverable. Accordingly, management reviewed the property and equipment related to this facility for recoverability and determined that these assets were impaired. As of September 27, 1998, the Company made provision for impairment loss of $487,657.

     On February 1, 1999 the Company entered into agreement which was closed on September 17, 1999 with Thursdays Restaurant Group, LLC to sell the Washington D.C. business, including but not limited to the property and equipment and substantial all of the inventory for $225,000. The unimpaired carrying value of property and equipment and inventory related to this location as of September 27, 1998 were $695,987 and $16,670 respectively. The net income on the disposal of the Washington D.C. business was $18,353 and recorded as other income in 1999 result of operations.

     The depreciation expense charged to operation for the years ended September 27, 1998 and September 26, 1999 were $440,892 and $507,871, respectively.

6.   INCOME TAXES

     At September 26, 1999, the Company had approximate net operating loss carryforwards for federal tax purposes expiring as follows (in million):


           Year Expires                   Amount
           ------------                   ------
               2000                        $ -
               2004                          -
               2006                          -
               2007                          -
               2008                          -
               2009                          1
               2010                          2
               2011                          1
               2012                          3
               2013                          3
               2014                          2
                                           ---
                    TOTAL                  $12
                                           ===

     The Company had provided 100% allowance on all of its deferred income taxes benefits.

7.   COMMITMENTS AND CONTINGENCIES

     Consulting Agreement. The Company and Mr. Harry Shuster are parties to an
     ---------------------
     Agreement (the "Agreement") dated as of June 1, 1993, The Agreement provides that Mr. Shuster will act as the Chairman of the Board, President and Chief Executive Officer and a Director of the Company throughout the three year term of the Agreement for annual compensation initially set at $250,000 per annum, to be increased five percent during each successive year of the Agreement. Mr. Shuster is also to be provided with either the use of a company car to be used in carrying out his duties for the Company or a $500 per month car allowance. The Agreement provides for certain disability benefits for a period of up to three years. The Agreement provides for automatic one-year renewals for each contract year that ends without termination of the Agreement by either party. In May 1999, both parties terminated this consulting agreement.

     Employment Agreement. The Company has a verbal employment agreement with
     ---------------------
     Stanley Shuster under which Stanley Shuster will act as the Chairman of the Board, President and Chief Executive Officer and a Director of the Company for annual compensation of $145,010 per annum and a $500 per month car allowance.

     Operating Leases. The Company leases restaurant, club and corporate
     -----------------
     facilities under operating leases with original terms ranging from 10 to 25 years. The lease obligations include provisions requiring the payment of property taxes, insurance, repairs and maintenance, and generally contain renewal options and call for contingency rentals based on percentages of sales. Restaurant facilities subleased to franchisees are subleased under similar terms to the lease the Company has with the lessor.

     Minimum lease payments required under noncancelable leases and subleases, respectively, at September 26, 1999 are as follows:

                 Fiscal Year Ending                      Amount
                       2000                              $ 1,042,425
                       2001                                1,023,508
                       2002                                1,080,077
                       2003                                1,088,937
                       2004                                1,098,062
                       Thereafter                          5,465,286
                                                         -----------
                                                         $10,798,295
                                                         ===========

     Rent expense was $1,344,091 in 1998 and $990,125 in 1999. At September 26, 1999, the Company had $875,000 in certificate of deposit that was used as collateral for an irrevocable letter of credit issued to guarantee the lease of its Grand Havana Room in New York. This deposit exceeds federally insured limits.

8.   STOCKHOLDERS' EQUITY

     Warrants. In April 1994, the Company issued public warrants consisting of
     ---------
     2,012,500 Class A Common Stock Purchase Warrants and 2,012,500 Class B Common Stock Purchase Warrants. The Class A Warrants were exercisable at $4.80 per share and Class B Warrants were exercisable at $5.60 per share. Both warrants expired in April 1999. The Company granted the underwriter 175,000 units, each unit consisting of 175,000 shares of common stock, Class A underwriter warrants to purchase 175,000 shares of common stock and Class B underwriters warrants to purchase 175,000 shares of common stock at a price to be adjusted as new shares are issued at less than the then-current exercise price. In April 1999, all of the Company's Class A and Class B warrants expired according to their terms.

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

     The Company accounts for the Stock Option Plan under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants under the above plan based upon the provisions of SFAS No.
     123. For the Stock Option Plan, the fair value of each option granted in 1997 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.7%, expected life for the option of five years, expected dividend yield of 0%, and expected volatility of 10%. Under these assumptions for the Stock Option Plan, the weighted average fair value of options granted in 1997 was $.25. The fair value of the grants would be amortized over the vesting period for stock options. The Company's pro forma net loss and net loss per common share assuming compensation cost was determined under SFAS No. 123 would have no material difference on net loss or net loss per common share.

     In addition to options granted under the Plan, at September 26, 1999, there were outstanding presently exercisable non-qualified stock options to purchase an aggregate of 25,000 shares of the common stock of the Company held by a former director of the Company, Arnold Wasserman, at an option price of $3.00 per share. Mr. Wasserman resigned as a director of the Company in June 1995. The option was granted at an exercise price approximately equal to the then fair market value of the Company's common stock in consideration of Mr. Wasserman's service on the Board of Directors. The option may be exercised at any time during its five-year term, is nontransferable except by will or pursuant to the laws of descent and distribution and is protected against dilution.

     In January 1999, the Company issued stock options to Alvin Cassel and J. Brooke Johnston, Jr. for each to purchase 50,000 shares of common stock at an option price of $.04 per share, which represents the fair market value of the stock at the grant date.

     Stock Issued for Services. In March 1997, the Company issued 110,000 shares
     --------------------------
     of common stock pursuant to a two-year consulting agreement. The shares were valued at $268,900 and were amortized over two years. The Company also granted the consultant options to purchase 20,000 shares at $.80 per share and 5,000 shares at $1.00 per share, expiring on January 30, 2001. The options were valued at $9,000 using the Black-Scholes pricing model.

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


9.   RELATED PARTY TRANSACTIONS

     1990 Westwood. The Company entered into a five-year lease with 1990
     --------------
     Westwood Boulevard, Inc. for an office space. The Lease provides for a rental of $4,000 per month through January 31, 1998 and $4,400 per month thereafter through the end of the term of the lease in January 2001. Harry Shuster, a former president and principal stockholder of the Company, presently owns a majority of 1990 Westwood Boulevard, Inc.

     Notes Payable to Related Parties
     --------------------------------

     Notes payable to related parties at September 27, 1998 and September 26, 1999 consisted of principal amounts due to the following:

                                                  1998         1999
                                               ----------   ----------
         Harry Shuster                         $  300,000   $  300,000
         United Leisure Corporation               536,000      682,154
         United Film Distributors, Inc.           507,000      507,000
         Stanley Shuster                                -       60,000
                                               ----------   ----------
                                               $1,343,000   $1,549,154
                                               ==========   ==========

     Harry Shuster. The Company is leasing on a month to month basis an
     --------------
     apartment in New York from Harry Shuster at a monthly rent of $3,000 plus common area maintenance charges. Effective October 1, 1997, the rent has been shared with United Leisure. Rent expense incurred for this apartment was $22,832 in 1998 and $15,638 in 1999. The terms of this lease were modified in May 1999. The new terms provide for a daily rental of $300 per day on an as used basis.

     The Promissory Note to Harry Shuster is secured by a lien in substantially all assets of the Company. The Promissory Note bears interest at 10% per annum and is due and payable in December 2000. This loan has been subordinated to the payable to United Leisure Corporation.

     United Leisure. In connection with the lease for the Company's New York
     ---------------
     Grand Havana Room the Company was required to provide a letter of credit. In order to establish this letter of credit the Company entered into a financing agreement dated September 10, 1996, with its affiliate, United Leisure Corporation, pursuant to which United Leisure pledged the sum of $875,000 in order for the Company to obtain the required letter of credit. The Company had additionally agreed to apply one-half of all initial membership fees from the members of its New York, New York and Washington D.C. Grand Havana Rooms to replace the cash collateral pledged by United Leisure, and, in any event, the Company has agreed to replace all of the cash collateral within 18 months after United Leisure's pledge of the cash collateral. In consideration for United Leisure pledging the collateral for the letter of credit, the Company has agreed to pay an amount to United Leisure equal to 10% per annum on the amount of the pledged cash collateral, as it exists from time to time. As additional consideration, the Company agreed to issue 100,000 shares of its common stock to United Leisure, and has agreed to grant to United Leisure a warrant to purchase an additional 100,000 shares of common stock of the Company, which warrant is exercisable for a period of five years at an exercise price of $.75 per share. The warrant was subsequently exercised by United Leisure. On July 15, 1997 the Company and United Leisure entered into an amendment to financing agreement pursuant to which amendment, in consideration for United Leisure agreeing to forego the requirement that the Company replace the collateral pledged by United Leisure from the initial membership fees it received from its New York and Washington D.C. Grand Havana Rooms, the Company agreed to issue to United Leisure or its designee a warrant expiring on August 1, 2000 to purchase 150,000 shares of its common stock at an exercise price of the lesser of $.75 per share or 75% of the average of the last trade price for the common stock for the 10-day period prior to the exercise of the warrant. The warrants were valued at $20,000 using the Black-Scholes option pricing model. United Leisure subsequently designated Westminster Capital, Inc., an unrelated third party, as an entity to receive this warrant. The Company repaid the full $875,000 cash collateral under this financing agreement, to United Leisure in October 1997.

     In February 1997, the Company entered into a second financing agreement with United Leisure pursuant to which agreement United Leisure agreed to provide advances to the Company from time to time during a period of six months. Interest on any amounts advanced bears interest at the rate of 9% per annum until paid. In consideration for making the loan, the Company issued 75,000 shares of its common stock to United

     Leisure. The agreement further provided that if all of the advances plus accrued but unpaid interest thereon were not paid on or prior to September 30, 1997 that the Company would issue an additional 25,000 shares of its common stock to United Leisure. The loan was not repaid by September 30, 1997 and during the fiscal year ended September 27, 1998, the Company issued 25,000 shares of its common stock to United Leisure valued at $38,681. The parties agreed to extend the maturity date of the advances made under this financing agreement to March 31, 1998. An aggregate of $775,000 was advanced under this loan. During fiscal year 1998, the Company repaid $255,000 in principal amount and borrowed additional $16,000, resulting in a principal balance of $536,000 at September 27, 1998.

     On September 30, 1998, United Leisure agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacement of the previous loan. The Company executed Secured Promissory Note dated September 30, 1998 (the "Promissory Note"). The Promissory Note bears interest at 8% per annum and is due and payable in full on March 31, 1999. The Promissory
     Note is secured by a first lien in substantially all assets of the Company. The initial loan advance under the Promissory Note on September 30, 1998 was $607,154, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $71,154. On March 1999, the Company borrowed an additional $75,000, and extended the maturity date of the Promissory Note to April 30, 2000. Accrued interest on the Promissory Note as of September 26, 1999 is $50,615. United Leisure may from time to time, but shall not be obligated, to make future advances under the Promissory Note up to a total amount of $1,250,000.

     As of September 26, 1999, United Leisure owned 966,666 shares of the Company's common stock.

     Stanley Shuster. The Promissory Note to Stanley Shuster, the President
     ----------------
     of the Company, bears interest at 8% per annum and is due and payable on August 23, 2000.

     United Film. In May 1997 the Company entered into a financing agreement
     ------------
     with United Film Distributors, Inc., an affiliate of the Company ("United Film"), whereby United Film agreed to provide advances to the Company from time to time. Interest on any amount advanced bears interest at the rate of prime plus 3% (11% at September 27, 1998). The full principal amount and all accrued but unpaid interest on any amounts advanced is due and payable on demand. During fiscal 1998, the Company repaid $200,000 in principal amount, leaving a principal balance of $507,000 at September 27, 1998 and September 26, 1999. Brian Shuster, the brother of Stanley Shuster, is the President of United Film.

     Due from Related Parties
     ------------------------

     Due from related parties at September 27, 1998 and September 26, 1999 consisted of the following:

                                                      1998       1999
                                                    --------   --------
     Harry Shuster                                  $ 48,000   $ 48,000
     United Leisure Corporation                       87,534     67,384
     Hit Entertainment                                 4,063      4,063
     United Film Distributors, Inc.                    5,990      5,990
     1990 Westwood Blvd., Inc.                           150      4,564
                                                    --------   --------
                                                    $145,737   $130,001
                                                    ========   ========

     Due To Related Parties
     ----------------------

     Due to related parties at September 27, 1998 and September 26, 1999 consisted of the following:

                                                                      1998         1999
                                                                    --------    ----------
      Advances from Harry Shuster                                   $465,000    $  744,869
      Accrued interest expense to United Leisure                      71,155        50,615
      Accrued interest expense to United Film                         72,250       127,867
      Accrued consulting fees and expenses to Harry Shuster          314,928       372,928
      Accrued rent to 1990 Westwood Blvd                              45,321       101,369
                                                                    --------    ----------
                                                                    $968,654    $1,397,648
                                                                    ========    ==========

     Advances from Harry Shuster in 1999 represents unsecured loans. The loans bear interest at 10.5% per annum (prime rate plus 2%) and is due and payable on demand.