Form 10QSB
period 1999-12-26
GRAND HAVANA ENTERPRISES INC
filed 2000-02-14
CIK 909483

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 26, 1999

                                      or

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

                             YES [X]       NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                                  Outstanding at February 9, 2000
--------------------                          -------------------------------
Common Stock, par                                   14,174,306 shares
value $.01 per share

Transitional Small Business Disclosure Format (check one):

                             YES [ ]       NO [X]

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            December 26,        September 26,
                                                                1999                 1999
                                                            ------------        -------------
                                                             (Unaudited)
                          ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                $    201,463         $     94,523
   Accounts receivable, net                                      137,346               86,030
   Current portion of note receivable                            115,000              115,000
   Inventories                                                   433,694              435,999
   Prepaid expenses                                              204,436              218,008
                                                            ------------         ------------

      TOTAL CURRENT ASSETS                                     1,091,939              949,560
                                                            ------------         ------------

PROPERTY AND EQUIPMENT, Net of accumulated depreciation        3,590,175            3,679,983

OTHER ASSETS
   Restricted cash                                               935,391              875,000
   Due from related parties                                      129,904              130,001
   Deposits and other assets                                      63,730               63,730
                                                            ------------         ------------

      TOTAL OTHER ASSETS                                       1,129,025            1,068,731
                                                            ------------         ------------

TOTAL                                                       $  5,811,139         $  5,698,274
                                                            ============         ============
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to related parties                         $  1,549,154         $  1,549,154
   Bank overdraft                                                100,506               84,671
   Accounts payable                                              986,200            1,029,301
   Accrued liabilities                                           414,541              422,479
   Deferred revenues                                             150,410              189,194
   Due to related parties                                      1,449,577            1,397,648
   Deferred rent payable                                         527,924              462,054
                                                            ------------         ------------

      TOTAL CURRENT LIABILITIES                                5,178,312            5,134,501
                                                            ------------         ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized -
      3,000,000 shares; issued and outstanding - none
   Common stock, $.01 par value; authorized -
      50,000,000 shares; issued and outstanding -
      14,174,306 shares in 1998 and 1999                         141,744              141,744
   Additional paid-in capital                                 13,279,044           13,279,044
   Accumulated deficit                                       (12,787,961)         (12,857,015)
                                                            ------------         ------------

      TOTAL STOCKHOLDERS' EQUITY                                 632,827              563,773
                                                            ------------         ------------

TOTAL                                                       $  5,811,139         $  5,698,274
                                                            ============         ============

     See accompanying notes to consolidated condensed financial statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                              Three Months Ended
                                                                        --------------------------------
                                                                        December 26,        December 27,
                                                                            1999                1998
                                                                        ------------        ------------
                                                                        (Unaudited)         (Unaudited)

REVENUES
   Food and beverage                                                    $   843,676         $   855,227
   Merchandise sales                                                        185,040             223,873
   Membership fees                                                          462,607             444,657
   Catering Rental                                                          360,662             228,664
                                                                        -----------         -----------

      TOTAL REVENUES                                                      1,851,985           1,752,421
                                                                        -----------         -----------
COSTS AND EXPENSES
   Food and beverage                                                        272,480             287,008
   Merchandise                                                               93,039             109,991
   Operating expenses
      Direct labor and benefits                                             505,816             555,177
      Occupancy and other                                                   640,072             694,429
   General and administrative                                               114,460             262,815
   Depreciation and amortization                                            112,116             121,419
                                                                        -----------         -----------

      TOTAL COSTS AND EXPENSES                                            1,737,983           2,030,839
                                                                        -----------         -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                                          114,002            (278,418)

OTHER INCOME (EXPENSE)
   Interest income                                                           10,797              12,234
   Interest expense                                                         (55,745)            (46,046)
                                                                        -----------         -----------

TOTAL OTHER INCOME (EXPENSE)                                                (44,948)            (33,812)
                                                                        -----------         -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                     69,054            (312,230)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                                          69,054            (312,230)
                                                                        -----------         -----------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                                    -             (23,844)
                                                                        -----------         -----------

NET INCOME (LOSS)                                                       $    69,054         $  (336,074)
                                                                        ===========         ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                              14,174,306          14,174,306

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
   Income (Loss) before cumulative change in accounting principle       $      0.00         $     (0.02)
   Cumulative effect of change in accounting principle                            -                   -
                                                                        -----------         -----------
                                                                        $      0.00               (0.02)
                                                                        ===========         ===========

     See accompanying notes to consolidated condensed financial statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                         Three Months Ended
                                                                  --------------------------------
                                                                  December 26,        December 27,
                                                                     1999                1998
                                                                  ------------        ------------
                                                                  (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                               $ 69,054            $(336,074)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                 112,117              121,419
      Amortization of deferred charges                                    -               33,549
      Changes in operating assets and liabilities:
         Accounts receivable                                        (51,316)            (214,991)
         Inventories                                                  2,305               43,289
         Prepaid expenses                                            13,572               18,620
         Pre-opening costs                                                -               23,844
         Accounts payable and other accrued liabilities             (51,039)             575,617
         Deferred revenues                                          (38,784)             (51,652)
         Deferred rent payable                                       65,870             (224,238)
                                                                   --------            ---------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        121,779              (10,617)
                                                                   --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                              (22,309)            (101,590)
   Due from related parties                                              97               97,737
   Collection of note receivable                                          -                6,951
   Deferred charges, deposits and other assets                            -                  760
   Restricted cash                                                  (60,391)                   -
                                                                   --------            ---------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (82,603)               3,858

CASH FLOWS FROM FINANCING ACTIVITIES
   Due to related parties                                            51,929                    -
   Bank overdraft                                                    15,835              (19,436)
                                                                   --------            ---------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          67,764              (19,436)
                                                                   --------            ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                106,940              (26,195)

CASH AND CASH EQUIVALENTS, beginning of period                       94,523               95,344
                                                                   --------            ---------

CASH AND CASH EQUIVALENTS, end of period                           $201,463            $  69,149
                                                                   ========            =========

     See accompanying notes to consolidated condensed financial statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the Company) without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statements of (a) the consolidated condensed results of operations for the three months ended December 26, 1999 and December 27, 1998 (b) the consolidated condensed financial position at December 26, 1999 and September 26, 1999 and (c) the consolidated condensed cash flows for the three months ended December 26, 1999 and December 27, 1998. Interim results are not necessarily indicative of the results for a full year.

     The consolidated balance sheet presented as of September 26, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

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

3.   RECLASSIFICATIONS

     Portion of revenues from food and beverage for three months ended December 27, 1998 has been reclassified to catering rental to conform to 1999 presentation.

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

     Grand Havana Enterprises, Inc. (the "Company" or "Registrant") is engaged in the business of the ownership and operation of private membership restaurants and cigar clubs known as "Grand Havana Rooms," and in the ownership and operation of retail cigar stores known as "Grand Havana House of Cigars." Unless the context otherwise indicates, the "Company" means Grand Havana Enterprises, Inc. and its consolidated subsidiaries.

     The Company currently owns and operates two Grand Havana Rooms, one in Beverly Hills, California, which opened in June 1995 and one in New York, New York, which opened in May 1997. The Company formerly operated a third Grand Havana Room and House of Cigars in Washington, D.C. That location was closed in February 1999 and substantially all of the assets were sold. In addition, the Company currently owns and operates two Grand Havana House of Cigars locations, one in Beverly Hills, California, which opened in December 1997 and one in

Las Vegas, Nevada, which opened in November 1997. The Company's primary business focus is on operating its existing cigar clubs and retail stores.

     For the quarter ended December 26, 1999, the Company experienced its first quarterly consolidated net gain from operations since the Company's inception. The Company had a net gain of $69,054 for the fiscal quarter ended December 26, 1999 compared to net losses of ($336,074) for the fiscal quarter ended December 27, 1998. This improvement is attributable primarily to two factors: (1) reductions in costs from the closure of the Washington, D.C., Grand Havana Room and House of Cigars and (2) the increase in revenue at the New York Grand Havana Room due to increases in private parties and the new "social" membership plan. A social member is permitted to use the club's dining facilities but does not have a locker or humidor. Although the social members pay less in initial and monthly membership fees, the Company receives additional revenue from the increased use of its facilities.

     The two House of Cigars locations are still experiencing operating losses. The Las Vegas House of Cigars location had an operating loss of ($22,906) for the quarter ending December 26, 1999 and the Beverly Hills House of Cigars had an operating loss of ($663) for the same period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 26, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1998

     The Company derives revenues from continuing operations from four principal sources: (1) food and beverage sales, (2) sales of cigars and related merchandise, (3) membership fees, and (4) catering rentals. During the fiscal quarter ended December 26, 1999, the Company had revenues of $1,851,985 compared to revenues of $1,752,421 for the fiscal quarter ended December 27, 1998, an increase of $99,564 or approximately 5.68%. This increase in revenues is primarily due to the increase in revenues from private parties at the New York Grand Havana Room in November and December 1999 and the increased revenue from social membership fees. Revenue at the New York Grand Havana Room for the quarter ending December 26, 1999 was $1,150,000 compared to revenue of $939,814 at the New York Grand Havana Room for the quarter ended December 27, 1998 an increase of approximately 22.36%. The relatively small increase in total Company revenue from the quarter ended December 27, 1998 is principally due to the loss of revenues from the closure of the Washington, D.C., Grand Havana Room and House of Cigars which closed in February 1999 but which were operating throughout the fiscal quarter ended December 27, 1998.

    Revenue from food and beverage decreased from $855,227 in the fiscal quarter ended December 27, 1998 to $843,676 in the fiscal quarter ended December 26, 1999, a decrease of $11,551 or approximately 1.35%. This decrease is primarily attributable to the loss of revenue from the closure of the Washington, D.C., Grand Havana Room.

     Revenue from merchandise sales decreased from $223,873 in the fiscal quarter ended December 27, 1998 to $185,040 in the fiscal quarter ended December 26, 1999, a decrease of $38,833 or approximately 17.35%. This decrease is principally due to the loss of revenue from the closure of the Washington, D.C., Grand Havana Room and House of Cigars and a decrease of approximately $10,000 in sales of tobacco products at the Beverly Hills Grand Havana Room from the quarter ended December 27, 1998. The Company believes that this decrease was principally due to the fact that, in the first part of the quarter ended December 26, 1999, the Company did not have for sale all of the tobacco products which its members wished to buy.

     Revenue from membership fees increased from $444,657 in the fiscal quarter ended December 27, 1998 to $462,607 in the fiscal quarter ended December 26, 1999, an increase of $17,950 or approximately 4.04%. This is primarily a result of membership fees from the social members at the New York Grand Havana Room. This increase would have been greater but for the loss of membership revenue from the closure of the Washington, D.C., Grand Havana Room. The New York Grand Havana Room has approximately 40% of its regular memberships available for sale.

     Revenue from catering rental increased from $228,664 in the fiscal quarter ended December 27, 1998 to $360,662 in the fiscal quarter ended December 26, 1999 an increase of $131,998 or approximately 57.72%. This increase was a result of an increase in private parties, mostly at the New York Grand Havana Room.

     During the fiscal quarter ended December 26, 1999, the Company incurred total costs and expenses of $1,737,983 compared to $2,030,839 for the fiscal quarter ended December 27, 1998, a decrease of $292,856 or approximately 14.42%. This decrease is primarily due to decreases in direct labor costs, food and beverage costs, and merchandise costs resulting from the closure of the Washington, D.C. Grand Havana Room and House of Cigars. This figure also reflects decreases due to the imposition of more efficient operations and better controls at the locations and the Company's effort to reduce corporate overhead. General and administrative expenses decreased by approximately 56.45% from $262,815 in the fiscal quarter ended December 27, 1998 to $114,460 in the fiscal quarter ended December 26, 1999. Increased excise taxes on cigars have not yet had a material effect on the Company's profits.

     The Company experienced a net gain of $69,054 or $.00 per share for the fiscal quarter ended December 26, 1999, compared to a net loss of ($336,074) or ($.02) per share for the fiscal quarter ended December 27, 1998, an increase of $405,128 or approximately 122.12%.

LIQUIDITY AND CAPITAL RESOURCES

     At December 26, 1999, the Company had cash or cash equivalents of $201,463.

     On August 15, 1998, Harry Shuster, former Chairman of the Board, President, Chief Executive Officer and director of the Company and the father of Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, agreed to lend the Company $300,000. The Company delivered to Harry Shuster its secured promissory note dated August 15, 1998 (the "Shuster Note"). The Shuster Note bears interest at 10% per annum. Its due date has been extended by agreement with Harry Shuster to April 30, 2000. The Shuster Note is secured by a second lien security interest in certain collateral. As of December 26, 1999, the entire principal amount of the Shuster Note, $300,000, remained outstanding. As of December 26, 1999, the Company is indebted to Harry Shuster in the amount of $1,044,869 for amounts due under the Shuster Note and for advances made from time to time by Harry Shuster to the Company.

     On September 30, 1998, United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure") agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacement of the previous loan between United Leisure and the Company. The Company executed a Secured Promissory Note dated September 30, 1998 (the "Promissory Note"). The Promissory Note provides that United Leisure may from time to time, but shall not be obligated to, make future advances up to a total amount of $1,250,000. The Promissory Note is secured by a first lien security interest in certain collateral. The Promissory Note's due date has been extended to April 30, 2000. At December 26, 1999 the Company owed an aggregate of $682,155 to United Leisure under the Promissory Note. Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, is the brother of Brian Shuster, the President of United Leisure.

     In addition, as of December 26, 1999, an aggregate of $507,000 in principal amount remained outstanding under a financing agreement with United Film Distributors, Inc., an affiliate of the Company, the full amount of which, together with all accrued but unpaid interest thereon, is due and payable by the Company upon demand, which demand could not be made prior to November 1, 1998. Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, is the brother of Brian Shuster, the President of United Film Distributors, Inc.

     The Company believes that it will meet its working capital needs, in the current fiscal year, from the operations of its Grand Havana Rooms and Grand Havana House of Cigars locations. Due to the fact that the trading price of the Company's Common Stock has remained low in the last twelve months and because it is currently trading on the OTC Bulletin Board, the Company does not anticipate that it will be able to sell its securities in private placements on terms that are acceptable to the Company for the foreseeable future. If the Company is unable to raise additional funds through the private placement of its securities it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if available, that it will be available on terms acceptable to the Company. If the Company is unable to obtain financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such options as selling or pledging portions of its assets in order to meet such obligations.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (27) Financial Data Schedule

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 26, 1999.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   GRAND HAVANA ENTERPRISES, INC.



Date: February 12, 2000            /s/   Stanley Shuster
                                   --------------------------------------------
                                   Stanley Shuster
                                   Chief Executive Officer, and Chief Financial
                                   Officer