Form 10QSB
period 2000-03-26
GRAND HAVANA ENTERPRISES INC
filed 2000-05-16
CIK 909483

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 26, 2000

                                      or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

                             YES [X]       NO [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                                  Outstanding as of April 28, 2000
--------------------                          -------------------------------
Common Stock, par                                   14,174,306 shares
value $.01 per share

Transitional Small Business Disclosure Format (check one):

                             YES [_]       NO [X]

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                     March 26,                September 26,
                                                                                        2000                       1999
                                                                                   -------------              -------------
                                                                                     (Unaudited)
                                           ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                       $    126,520               $     94,523
   Accounts receivable, net                                                             176,996                     86,030
   Short-term note receivable                                                           115,000                    115,000
   Inventories                                                                          436,230                    435,999
   Prepaid expenses                                                                     178,805                    218,008
                                                                                   ------------               ------------

      TOTAL CURRENT ASSETS                                                            1,033,551                    949,560
                                                                                   ------------               ------------

PROPERTY AND EQUIPMENT, Net of accumulated depreciation                               3,525,698                  3,679,983

OTHER ASSETS
   Restricted cash                                                                      935,391                    875,000
   Due from related parties                                                             138,364                    130,001
   Deposits and other assets                                                             63,730                     63,730
                                                                                   ------------               ------------

      TOTAL OTHER ASSETS                                                              1,137,485                  1,068,731
                                                                                   ------------               ------------

TOTAL                                                                              $  5,696,734               $  5,698,274
                                                                                   ============               ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to related parties                                                $  1,589,155               $  1,549,154
   Bank overdraft                                                                        29,944                     84,671
   Accounts payable                                                                   1,012,952                  1,029,301
   Accrued liabilities                                                                  313,454                    422,479
   Deferred revenues                                                                    213,094                    189,194
   Due to related parties                                                             1,501,506                  1,397,648
   Deferred rent payable                                                                538,888                    462,054
                                                                                   ------------               ------------

      TOTAL CURRENT LIABILITIES                                                       5,198,993                  5,134,501
                                                                                   ------------               ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized -
      3,000,000 shares; issued and outstanding - none
   Common stock, $.01 par value; authorized -
      50,000,000 shares; issued and outstanding -
      14,174,306 shares in 1998 and 1999                                                141,744                    141,744
   Additional paid-in capital                                                        13,279,044                 13,279,044
   Accumulated deficit                                                              (12,923,047)               (12,857,015)
                                                                                   ------------               ------------

      TOTAL STOCKHOLDERS' EQUITY                                                        449,741                    563,773
                                                                                   ------------               ------------

TOTAL                                                                              $  5,696,734               $  5,698,274
                                                                                   ============               ============

     See accompanying Notes to Consolidated Condensed Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                     Six Months Ended                   Three Months Ended
                                                                March 26,         March 28,          March 26,        March 28,
                                                                   2000              1999              2000             1999
                                                               -----------       -----------       -----------      -----------
                                                               (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
REVENUES
   Food and beverage                                           $ 1,669,903       $ 1,376,427          826,227       $   521,200
   Merchandise sales                                               348,205           366,987          163,165           143,114
   Membership fees                                                 960,014           768,546          497,407           323,889
   Catering rental                                                 416,734           285,930           56,072            57,266
                                                               -----------       -----------      -----------       -----------
      TOTAL REVENUES                                             3,394,856         2,797,890        1,542,871         1,045,469
                                                               -----------       -----------      -----------       -----------
COSTS AND EXPENSES
   Food and beverage                                               562,119           452,567          289,639           165,559
   Merchandise                                                     174,652           178,951           81,613            68,960
   Operating expenses
      Direct labor and benefits                                  1,023,451         1,017,306          517,635           462,129
      Occupancy and other                                        1,208,809         1,258,746          568,737           602,459
   General and administrative                                      178,247           531,591           63,787           268,776
   Depreciation and amortization                                   224,233           250,434          112,117           129,015
                                                               -----------       -----------      -----------       -----------
      TOTAL COSTS AND EXPENSES                                   3,371,511         3,689,595        1,633,528         1,696,898
                                                               -----------       -----------      -----------       -----------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                         23,345         (891,705)         (90,657)         (651,429)

OTHER INCOME (EXPENSE)
   Interest income                                                  24,314            15,437           13,517             3,203
   Partial insurance settlement                                          -           101,718                -           101,718
   Interest expense                                               (113,691)          (94,376)         (57,946)          (48,330)
                                                               -----------       -----------      -----------       -----------
TOTAL OTHER INCOME (EXPENSE)                                       (89,377)           22,779          (44,429)           56,591
                                                               -----------       -----------      -----------       -----------
LOSS BEFORE CUMULATIVE EFFECT OF                                   (66,032)         (868,926)        (135,086)         (594,838)
     CHANGE IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                           -           (23,844)               -                 -
                                                               -----------       -----------      -----------       -----------
NET LOSS                                                       $   (66,032)      $  (892,770)     $  (135,086)      $  (594,838)
                                                               ===========       ===========      ===========       ===========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                                  14,174,306        14,174,306       14,174,306        14,174,306

BASIC AND DILUTED LOSS PER SHARE
Loss before cumulative change in accounting principle          $    (0.005)      $    (0.061)     $    (0.010)      $    (0.042)
   Cumulative effect of change in accounting principle                   -            (0.002)               -                 -
                                                               -----------       -----------      -----------       -----------
                                                                    (0.005)            (0.06)          (0.010)           (0.042)
                                                               ===========       ===========      ===========       ===========


     See accompanying Notes to Consolidated Condensed Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                   Six Months Ended
                                                                                           --------------------------------
                                                                                           March 26,              March 28,
                                                                                              2000                  1999
                                                                                           ---------              ---------
                                                                                          (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                        $(66,032)             $ 892,770
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                          224,233                250,434
      Amortization of deferred charges                                                             -                 67,106
      Changes in operating assets and liabilities:
         Accounts receivable                                                                 (90,966)               (95,030)
         Inventories                                                                            (231)                94,209
         Prepaid expenses                                                                     39,203                 (5,042)
         Pre-opening costs                                                                         -                 23,844
         Accounts payable and other accrued liabilities                                      (21,516)               735,729
         Deferred revenues                                                                    23,900                 61,465
         Deferred rent payable                                                                76,834                 31,437
                                                                                           ---------              ---------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 185,425                271,382
                                                                                           ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                       (29,947)              (221,940)
   Due from related parties                                                                   (8,363)                15,718
   Collection of note receivable                                                                   -                 13,079
   Deferred charges, deposits and other assets                                                     -                 (4,774)
   Restricted cash                                                                           (60,391)                (1,301)
                                                                                           ---------              ---------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (98,701)              (199,218)

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                            (54,727)               (89,083)
   Due from related parties                                                                        -                 83,145
                                                                                           ---------              ---------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (54,727)                (5,938)
                                                                                           ---------              ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          31,997                 66,226

CASH AND CASH EQUIVALENTS, beginning of period                                                94,523                 95,344
                                                                                           ---------              ---------

CASH AND CASH EQUIVALENTS, end of period                                                    $126,520              $ 161,570
                                                                                           =========              =========

     See accompanying Notes to Consolidated Condensed Financial Statements

                   HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statements of (a) the consolidated condensed results of operations for the three and six months ended March 26, 2000, (b) the consolidated condensed financial position at March 26, 2000 and September 26, 1999 and (c) the consolidated condensed cash flows for the six months ended March 26, 2000 and March 28, 1999. Interim results are not necessarily indicative of the results for a full year.

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

3. Portion of revenues from food and beverage for three months ended March 28, 1999 has been reclassified to catering rental to conform to 2000 presentation.

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

     For the quarter ended March 26, 2000, the Company had a net loss of ($135,086) compared to a net loss of ($594,838) for the fiscal quarter ended March 28, 1999. This improvement is attributable primarily to three factors: (1) increases in membership fees due, in part, to the adoption of the new "social" membership plan, (2) increases in revenues as a result of increased member activity, and (3) reductions in costs from the closure of the Washington, D.C., Grand Havana Room and House of Cigars. A social member is permitted to use the club's dining facilities but does not have a locker or humidor. Although the social members pay less in initial and monthly membership fees, the Company receives additional revenue from the increased use of its facilities.

     The two House of Cigars locations are still experiencing operating losses. The Las Vegas House of Cigars location had an operating loss of ($7,091) for the quarter ending March 26, 2000 and the Beverly Hills House of Cigars had an operating loss of ($6,454) for the same period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 26, 2000 COMPARED TO THREE MONTHS ENDED MARCH 28, 1999

REVENUES

     The Company derives revenues from continuing operations from four principal sources: (1) food and beverage sales, (2) sales of cigars and related merchandise, (3) membership fees, and (4) catering rentals. During the fiscal quarter ended March 26, 2000, the Company had revenues of $1,542,871 compared to revenues of $1,045,469 for the fiscal quarter ended March 28, 1999, an increase of $497,402 or approximately 48%. This increase in revenues is primarily due to the increase in revenues from membership fees and food and beverage sales.

    Food and Beverage. Revenue from food and beverage increased from $521,200 in the fiscal quarter ended March 28, 1999 to $826,227 in the fiscal quarter ended March 26, 2000, an increase of $305,027 or approximately 59%. This increase is primarily attributable to an increase in membership and increase in members' use of the Company's facilities.

     Merchandise Sales. Revenue from merchandise sales increased from $143,114 in the fiscal quarter ended March 28, 1999 to $163,165 in the fiscal quarter ended March 26, 2000, an increase of $20,051 or approximately 14%. This increase is principally due to an increase in membership and an increase in members' use of the Company's facilities.

     Membership Fees. Revenue from membership fees increased from $323,889 in the fiscal quarter ended March 28, 1999 to $497,407 in the fiscal quarter ended March 26, 2000, an increase of $173,518 or approximately 54%. This is primarily a result of an increase in membership fees due in part to the adoption of a new membership plan. The New York Grand Havana Room has approximately 25% of its regular memberships available for sale.

     Catering Rental. Revenue from catering rental decreased from $57,266 in the fiscal quarter ended March 28, 1999 to $56,072 in the fiscal quarter ended March 26, 2000 a decrease of $1,154 or approximately 2%.

COSTS AND EXPENSES

     During the fiscal quarter ended March 26, 2000 the Company incurred total costs and expenses of $1,633,528 compared to $1,696,898 for the fiscal quarter ended March 28, 1999, a decrease of $63,370 or approximately 4%.

        Food and Beverage. During the quarter ended March 26, 2000, food and beverage expenses were $289,639, an increase of $124,080 or 75% over food and beverage expenses for the quarter ended March 28, 1999. This increase was attributable to an increase in membership and an increase in members' use of the Company's facilities.

        Merchandise. During the quarter ended March 26, 2000, merchandise expenses were $81,613, an increase of $12,653 or 18% over merchandise expenses for the quarter ended March 28, 1999. This decrease was attributable to higher merchandise sales.

        Operating Expenses. During the quarter ended March 26, 2000, operating expenses were $1,086,372, an increase of $21,784 or 2% over operating expenses for the quarter ended March 28, 1999. This increase was attributable to an increase in membership and an increase in members' use of the Company's facilities.

        Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 13% from $129,015 in the fiscal quarter ended March 28, 1999 to $112,117 in the fiscal quarter ended March 26, 2000.

        General and Administrative. General and administrative expenses decreased by approximately 76% from $268,776 in the fiscal quarter ended March 28, 1999 to $63,787 in the fiscal quarter ended March 26, 2000. This figure reflects decreases due to the imposition of more efficient operations and better controls at the locations and the Company's effort to reduce overhead. Increased excise taxes on cigars have not yet had a material effect on the Company's profits.

NET LOSS

     The Company experienced a net loss of ($135,086) or ($0.01) per share for the fiscal quarter ended March 26, 2000, compared to a net loss of ($594,838) or ($0.042) per share for the fiscal quarter ended March 28, 1999, a decrease of $459,752 or approximately 77%.


SIX MONTHS ENDED MARCH 26, 2000 COMPARED TO SIX MONTHS ENDED MARCH 28, 1999

REVENUES

     During the six months ended March 26, 2000, the Company had revenues of $3,394,856 compared to revenues of $2,797,890 for the six months ended March 28, 1999, an increase of $596,966 or approximately 21%. This increase in revenues is primarily due to the increase in revenues from catering rentals and membership fees.

     Food and Beverage. Revenue from food and beverage increased from $1,376,427 in the six months ended March 28, 1999 to $1,669,903 in the six months ended March 26, 2000, an increase of $293,476 or approximately 21%. This increase is primarily attributable to an increase in membership and an increase in members' use of the Company's facilities.

     Merchandise Sales. Revenue from merchandise sales decreased from $366,987 in the six months ended March 28, 1999 to $346,205 in the six months ended March 26, 2000, a decrease of $20,782 or approximately 6%.

     Membership Fees. Revenue from membership fees increased from $768,546 in the six months ended March 28, 1999 to $960,014 in the six months ended March 26, 2000, an increase of $191,468 or approximately 25%. This is primarily due to an increase in membership and an increase in members' use of the Company's facilities.

     Catering Rental. Revenue from catering rental increased from $285,930 in the six months ended March 28, 1999 to $416,734 in the six months ended March 26, 2000 an increase of $130,804 or approximately 46%. This increase was a result of an increase in private parties, mostly at the New York Grand Havana Room.

COSTS AND EXPENSES

     During the six months ended March 26, 2000 the Company incurred total costs and expenses of $3,371,511 compared to $3,689,595 for the six months ended March 28, 1999, a decrease of $318,084 or approximately 9%. This decrease is primarily due to decreases in general and administrative costs resulting from the closure of the Washington, D.C. Grand Havana Room and House of Cigars. This figure also reflects decreases due to the imposition of more efficient operations and better controls at the locations and the Company's effort to reduce overhead.

        Food and Beverage. During the six months ended March 26, 2000, food and beverage expenses were $562,119, an increase of $109,552 or 24% over food and beverage expenses for the six months ended March 28, 1999. This increase was attributable to an increase in membership and an increase in members' use of the Company's facilities.

        Merchandise. During the six months ended March 26, 2000, merchandise expenses were $174,652, a decrease of $4,299 or 2% over merchandise expenses for the six months ended March 28, 1999. This decrease was attributable to a decrease in merchandise sales.

        Operating Expenses. During the quarter ended March 26, 2000, operating expenses were $2,232,260, a decrease of $43,792 or 2% over operating expenses for the six months ended March 28, 1999. This decrease was attributable to an increase in membership and an increase in members' use of the Company's facilities.

        Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 10% from $250,434 in the six months ended March 28, 1999 to $224,233 in the six months ended March 26, 2000.

        General and Administrative. General and administrative expenses decreased by approximately 66% from $531,591 in the six months ended March 28, 1999 to $178,247 in the six months ended March 26, 2000. Increased excise taxes on cigars have not yet had a material effect on the Company's profits.

NET LOSS

        The Company experienced a net loss of ($66,032) or ($0.005) per share for the six months ended March 26, 2000, compared to a net loss of ($892,770) or ($0.0063) per share for the six months ended March 28, 1999, a decrease of $778,738 or approximately 87%.


LIQUIDITY AND CAPITAL RESOURCES

        At March 26, 2000, the Company had cash or cash equivalents of $126,520.

        On August 15, 1998, Harry Shuster, former Chairman of the Board, President, Chief Executive Officer and director of the Company and the father of Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, agreed to lend the Company $300,000. The Company delivered to Harry Shuster its secured promissory note dated August 15, 1998 (the "Shuster Note"). The Shuster Note bears interest at 10% per annum. Its due date has been extended by agreement with Harry Shuster to July 31, 2000. The Shuster Note is secured by a second lien security interest in certain collateral. As of March 26, 2000, the entire principal amount of the Shuster Note, $300,000, remained outstanding. As of March 26, 2000, the Company is indebted to Harry Shuster in the amount of $1,044,869 for amounts due under the Shuster Note and for advances made from time to time by Harry Shuster to the Company.

     On September 30, 1998, United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure") agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacement of the previous loan between United Leisure and the Company. The Company executed a Secured Promissory Note dated September 30, 1998 (the "Promissory Note"). The Promissory Note provides that United Leisure may from time to time, but shall not be obligated to, make future advances up to a total amount of $1,250,000. The Promissory Note is secured by a first lien security interest in certain collateral. The Promissory Note's due date has been extended to July
31, 2000. At March 26, 2000 the Company owed an aggregate of $682,155 to
United Leisure under the Promissory Note. Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, is the brother of Brian Shuster, the President of United Leisure.

     In addition, as of March 26, 2000, an aggregate of $507,000 in principal amount remained outstanding under a financing agreement with United Film Distributors, Inc., an affiliate of the Company, the full amount of which, together with all accrued but unpaid interest thereon, is due and payable by the Company upon demand, which demand could not be made prior to November 1, 1998. Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, is the brother of Brian Shuster, the President of United Film Distributors, Inc.

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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (27) Financial Data Schedule

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 26, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   GRAND HAVANA ENTERPRISES, INC.



Date: May 15, 2000                 /s/   Stanley Shuster
                                   --------------------------------------------
                                   Stanley Shuster
                                   Chief Executive Officer, and Chief Financial
                                   Officer