Form 10QSB
period 2000-06-25
GRAND HAVANA ENTERPRISES INC
filed 2000-08-09
CIK 909483

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 25, 2000

                                      or

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

      Class                                  Outstanding as of August 1, 2000
--------------------                         -------------------------------
Common Stock, par                                   14,174,306 shares
value $.01 per share

Transitional Small Business Disclosure Format (check one):

                             YES [ ]       NO [X]

ITEM 1.  FINANCIAL STATEMENTS

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     June 25,     September 26,
                                                       2000           1999
                                                   -------------  -------------
                                                   (unaudited)
                         ASSETS

CURRENT ASSETS
 Cash and cash equivalents                          $   124,563   $     94,523
 Accounts receivable, net                               173,412         86,030
 Short-term note receivable                             115,000        115,000
 Inventories                                            428,768        435,999
 Prepaid expenses                                       179,251        218,008
                                                    -----------   ------------

      TOTAL CURRENT ASSETS                            1,020,994        949,560
                                                    -----------   ------------

PROPERTY AND EQUIPMENT, net                           3,451,463      3,679,983

OTHER ASSETS
 Restricted cash                                        935,391        875,000
 Due from related parties                               145,256        130,001
 Deposits and other assets                               57,731         63,730
                                                    -----------   ------------

      TOTAL OTHER ASSETS                              1,138,378      1,068,731
                                                    -----------   ------------

                         TOTAL                      $ 5,610,835   $  5,698,274
                                                    ===========   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable to related parties                   $ 1,549,154   $  1,549,154
 Bank overdraft                                         117,427         84,671
 Accounts payable                                       948,535      1,029,301
 Accrued liabilities                                    284,426        422,479
 Deferred revenues                                      213,960        189,194
 Due to related parties                               1,579,436      1,397,648
 Deferred rent payable                                  549,852        462,054
 Other current liabilities                               23,308              -
                                                    -----------   ------------
      TOTAL CURRENT LIABILITIES                       5,266,098      5,134,501
                                                    -----------   ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value; authorized -
   3,000,000 shares; issued and outstanding - none
 Common stock, $.01 par value; authorized -
   50,000,000 shares; issued and outstanding -
   14,174,306 shares in 2000 and 1999                   141,744        141,744
 Additional paid-in capital                          13,279,044     13,279,044
 Accumulated deficit                                (13,076,051)   (12,857,015)
                                                    -----------   ------------

      TOTAL STOCKHOLDERS' EQUITY                        344,737        563,773
                                                    -----------   ------------

                         TOTAL                      $ 5,610,835   $  5,698,274
                                                    ===========   ============


     See accompanying Notes to Condensed Consolidated Financial Statements

                 GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Nine Months Ended              Three Months Ended
                                                                   June 25,       June 27,        June 25,       June 27,
                                                                     2000           1999            2000           1999
                                                                -------------   -----------     ------------   -----------
                                                                 (unaudited)    (unaudited)      (unaudited)   (unaudited)
REVENUES
   Food and beverage                                            $  2,448,298    $ 2,043,177     $   778,395    $   666,750
   Merchandise sales                                                 496,455        512,461         148,250        145,474
   Membership fees                                                 1,490,642      1,210,783         530,628        442,237
   Catering rental                                                   559,600        319,709         142,866         33,779
                                                                ------------    -----------     -----------    -----------
      TOTAL REVENUES                                               4,994,995      4,086,130       1,600,139      1,288,240
                                                                ------------    -----------     -----------    -----------

COSTS AND EXPENSES
   Food and beverage                                                 847,804        683,086         285,685        230,519
   Merchandise                                                       242,727        254,935          68,075         75,984
   Operating expenses
      Direct labor and benefits                                    1,558,104      1,479,390         534,653        462,084
      Occupancy and other                                          1,782,281      1,762,206         573,472        503,460
   General and administrative                                        312,309        779,796         134,062        248,205
   Depreciation and amortization                                     336,857        379,511         112,624        129,077
                                                                ------------    -----------     -----------    -----------
      TOTAL COSTS AND EXPENSES                                     5,080,082      5,338,924       1,708,571      1,649,329
                                                                ------------    -----------     -----------    -----------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                          (85,087)    (1,252,794)       (108,432)      (361,089)

OTHER INCOME (EXPENSE)
   Interest income                                                    34,904         23,327          10,590          7,890
   Partial insurance settlement                                            -        101,718               -              -
   Interest expense                                                 (168,853)      (140,434)        (55,162)       (46,058)
                                                                ------------    -----------     -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                                        (133,949)       (15,389)        (44,572)       (38,168)
                                                                ------------    -----------     -----------    -----------

LOSS BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                                 (219,036)    (1,268,183)    $  (153,004)      (399,257)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                             -        (23,844)              -              -
                                                                ------------    -----------     -----------    -----------
NET LOSS                                                        $   (219,036)   $(1,292,027)    $  (153,004)   $  (399,257)
                                                                ============    ===========     ===========    ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                       14,174,306     14,174,306      14,174,306     14,174,306

BASIC AND DILUTED LOSS PER SHARE
Loss before cumulative change in accounting principle           $     (0.015)   $    (0.089)    $    (0.011)   $    (0.028)
   Cumulative effect of change in accounting principle                     -         (0.002)              -              -
                                                                -------------   -----------     -----------    -----------
                                                                $     (0.015)   $    (0.091)    $    (0.011)   $    (0.028)
                                                                =============   ===========     ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Nine Months Ended
                                                                                         ---------------------------------
                                                                                           June 25,          June 27,
                                                                                             2000              1999
                                                                                         --------------   ----------------
                                                                                          (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                      $(219,036)       $(1,292,027)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                         336,857            250,434
      Amortization of deferred charges                                                            -             67,106
      Changes in operating assets and liabilities:
         Accounts receivable                                                                (87,382)           (95,030)
         Inventories                                                                          7,231             94,209
         Prepaid expenses                                                                    38,757             (5,042)
         Pre-opening costs                                                                        -             33,844
         Accounts payable and other accrued liabilities                                     (37,031)           735,729
         Deferred revenues                                                                   24,766             61,465
         Deferred rent payable                                                               87,798             21,437
         Other current liabilities                                                           23,308                  -
                                                                                      --------------   ----------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                175,268           (127,875)
                                                                                      --------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                     (108,337)          (221,940)
   Due from related parties                                                                 (15,255)            15,718
   Collection of note receivable                                                                  -             13,079
   Deferred charges, deposits and other assets                                                5,999             (4,774)
   Restricted cash                                                                          (60,391)            (1,301)
                                                                                      --------------   ----------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (177,984)          (199,218)
                                                                                      --------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                            32,756            (89,083)
   Due to related parties                                                                         -             83,145
                                                                                      --------------   ----------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  32,756             (5,938)
                                                                                      --------------   ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         30,040           (333,031)

CASH AND CASH EQUIVALENTS, beginning of period                                               94,523             95,344
                                                                                      --------------   ----------------
CASH AND CASH EQUIVALENTS, end of period                                                  $ 124,563         $ (237,687)
                                                                                      ==============   ================

     See accompanying Notes to Condensed Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statements of (a) the condensed consolidated results of operations for the nine and three months ended June 25, 2000 and June 27, 1999 (b) the condensed consolidated financial position at June 25, 2000 and September 26, 1999 and (c) the condensed consolidated cash flows for the nine months ended June 25, 2000 and June 27, 1999. Interim results are not necessarily indicative of the results for a full year.

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

2.   CHANGE IN ACCOUNTING PRINCIPLE

     The Company changed its method of accounting for pre-operating cost to conform to new requirements of Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities". This Statement requires that costs of start-up activities, including organization costs, be expensed as incurred. Initial application of this SOP should be reported as the cumulative effect of a change in accounting principle as described in APB Opinion No. 20 "Accounting Changes".

3.   RECLASSIFICATION

     Portion of revenues from food and beverage for nine months ended June 27, 1999 has been reclassified to catering rental to conform to 2000 presentation.

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

  For the quarter ended June 25, 2000, the Company had a net loss of ($153,004) compared to a net loss of ($399,257) for the fiscal quarter ended June 27, 1999. This improvement is attributable primarily to three factors: (1) increases in membership fees due, in part, to the adoption of the new "social" membership plan, (2) increases in revenues as a result of increased member activity, and (3) reductions in costs from the closure of the Washington, D.C., Grand Havana Room and House of Cigars. A social member is permitted to use the club's dining facilities but does not have a locker or humidor. Although the social members pay less in initial and monthly membership fees, the Company receives additional revenue from the increased use of its facilities.

  The two House of Cigars locations are still experiencing operating losses. The Las Vegas House of Cigars location had an operating loss of $9,949 for the quarter ending June 25, 2000 and the Beverly Hills House of Cigars had an operating loss of $5,021 for the same period.

  The Company was incorporated under the laws of the State of Delaware on April 13, 1993, under the name "United Restaurants, Inc."

RECENT DEVELOPMENTS

  On June 1, 2000, the Company entered into a three year employment agreement with its current President and Chief Executive Officer, Stanley Shuster. The agreement calls for an annual salary of $185,000 with guaranteed increases of 10% per annum over the term of the agreement. The Company may only terminate Mr. Shuster for cause in which event the Company will not be obligated to pay any severance or additional benefits. Mr. Shuster may terminate the agreement only for cause after 30 days written notice. The agreement requires Mr. Shuster to keep confidential certain trade secrets and records of the Company and to refrain from soliciting any of the Company's employees for a period of one year from the date of his termination.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 25, 2000 COMPARED TO THREE MONTHS ENDED JUNE 27, 1999

REVENUES

  The Company derives revenues from continuing operations from four principal sources: (1) membership fees, (2) sales of cigars and related merchandise, (3) food and beverage sales, and (4) corporate events. During the fiscal quarter ended June 25, 2000, the Company had revenues of $1,600,139 compared to revenues of $1,288,240 for the fiscal quarter ended June 27, 1999, an increase of $311,899 or approximately 24%. This increase in revenues is primarily due to the increase in revenues from membership fees and food and beverage sales.

 Food and Beverage. Revenue from food and beverage increased from $666,750 in the fiscal quarter ended June 27, 1999 to $778,395 in the fiscal quarter ended June 25, 2000, an increase of $111,645 or approximately 17%. This increase is primarily attributable to an increase in membership and increase in members' use of the Company's facilities.

  Merchandise Sales. Revenue from merchandise sales increased from $145,474 in the fiscal quarter ended June 27, 1999 to $148,250 in the fiscal quarter ended June 25, 2000, an increase of $2,776 or approximately 2%. This increase is principally due to an increase in membership and an increase in members' use of the Company's facilities.

  Membership Fees. Revenue from membership fees increased from $442,237 the fiscal quarter ended June 27, 1999 to $530,628 in the fiscal quarter ended June 25, 2000, an increase of $88,391 or approximately 20%. This is primarily a result of an increase in membership fees due in part to the adoption of a new membership plan.

  Corporate events. Revenue from corporate events (also known as catering rental) increased from $33,779 in the fiscal quarter ended June 27, 1999 to $142,866 in the fiscal quarter June 25, 2000 an increase of $109,087 or approximately 323%.

COSTS AND EXPENSES

  During the fiscal quarter ended June 25, 2000 the Company incurred total costs and expenses of $1,708,571 compared to $1,649,329 for the fiscal quarter ended June 27, 1999, an increase of $59,242 or approximately 4%.

  Food and Beverage. During the quarter ended June 25, 2000, food and beverage expenses were $285,685, an increase of $55,166 or 24% over food and beverage expenses for the quarter ended June 27, 1999. This increase was attributable to an increase in membership and an increase in members' use of the Company's facilities.

  Merchandise. During the quarter ended June 25, 2000, merchandise expenses were $68,075, a decrease of $7,909 or 10% over merchandise expenses for the quarter ended June 27, 1999. This decrease was attributable to increased sales and improved gross margins. Increased excise taxes on cigars have not yet had a material effect on the Company's profits.

  Operating Expenses. During the quarter ended June 25, 2000, operating expenses were $1,108,125, an increase of $142,581 or approximately 14.8% over operating expenses for the quarter ended June 27, 1999. This increase was attributable to an increase in membership and an increase in members' use of the Company's facilities.

  Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 13% from $129,077 in the fiscal quarter June 27, 1999 to $112,624 in the fiscal quarter ended June 25, 2000.

  General and Administrative. General and administrative expenses decreased by approximately 46% from $248,025 in the fiscal quarter ended June 27, 1999 to $134,062 in the fiscal quarter ended June 25, 2000. This figure reflects decreases due to the imposition of more efficient operations and better controls at the locations and the Company's effort to reduce overhead.

NET LOSS

  The Company experienced a net loss of ($153,004)or($0.011) per share for the fiscal quarter ended June 25, 2000, compared to a net loss of ($399,257) or ($0.028) per share for the fiscal quarter ended June 27, 1999, a decrease of $246,253 or approximately 62%.


NINE MONTHS ENDED JUNE 25, 2000 COMPARED TO NINE MONTHS ENDED JUNE 27, 1999

REVENUES

  During the nine months ended June 25, 2000, the Company had revenues of $4,994,995 compared to revenues of $4,086,130 for the nine months ended June 27, 1999, an increase of $908,865 or approximately 22%. This increase in revenues is primarily due to the increase in revenues from membership fees and corporate events.

  Food and Beverage. Revenue from food and beverage increased from $2,043,177 in the nine months ended June 27, 1999 to $2,448,298 in the nine months ended June 25, 2000, an increase of $405,121 or approximately 20%. This increase is primarily attributable to an increase in membership and an increase in members' use of the Company's facilities.

  Merchandise Sales. Revenue from merchandise sales decreased from $512,461 in the nine months ended June 27, 1999 to $496,455 in the nine months ended June 25, 2000, a decrease of $16,006 or approximately 3%.

  Membership Fees. Revenue from membership fees increased from $1,210,783 in the nine months ended June 27, 1999 to $1,490,642 nine months ended June 25, 2000, an increase of $279,859 or approximately 23%. This is primarily due to an increase in membership and an increase in members' use of the Company's facilities.

  Corporate events. Revenue from corporate events (catering rental) increased from $319,709 in the nine months ended June 27, 1999 to $559,600 in the nine months ended June 25, 2000 an increase of $239,891 or approximately 75%. This increase was a result of an increase in private parties, mostly at the New York Grand Havana Room.

COSTS AND EXPENSES

  During the nine months ended June 25, 2000 the Company incurred total costs and expenses of $5,080,082 compared to $5,338,924 for the nine months ended June 27, 1999, a decrease of $258,842 or 5%. This decrease is primarily due to decreases in general and administrative costs resulting from the closure of the Washington, D.C. Grand Havana Room and House of Cigars. This figure also reflects decreases due to the imposition of more efficient operations and better controls at the locations and the Company's effort to reduce overhead.

   Food and Beverage. During the nine months ended June 25, 2000, food and beverage expenses were $847,804, an increase of $164,716 or 24% over food and beverage expenses for the six months ended June 27, 1999. This increase was attributable to an increase in membership and an increase in members' use of the Company's facilities.

   Merchandise. During the nine months ended June 25, 2000, merchandise expenses were $242,727, a decrease of $12,208 or 5% over merchandise expenses for the nine months ended June 27, 1999. This decrease was attributable to a decrease in merchandise sales. Increased excise taxes on cigars have not yet had a material effect on the Company's profits.

   Operating Expenses. During the nine months ended June 25, 2000, operating expenses were $3,3400,385, an increase of $98,789 or 3% over operating expenses for the nine months ended March 28, 1999.

   Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 11% from $379,511 in the nine months ended June 27, 1999 to $336,857 in the nine months ended June 25, 2000.

   General and Administrative. General and administrative expenses decreased by approximately 60% from $779,798 in the nine months ended June 27, 1999 to $312,309 in the nine months ended June 25, 2000.

NET LOSS

   The Company experienced a net loss of ($219,036) or ($0.015) per share for the nine months ended June 25, 2000, compared to a net loss of ($1,292,027) or ($0.091) per share for the nine months ended June 27, 1999, a decrease of $1,049,147 or approximately 83%.


LIQUIDITY AND CAPITAL RESOURCES

   At June 25, 2000, the Company had cash or cash equivalents of $124,563.

   On August 15, 1998, Harry Shuster, former Chairman of the Board,
President, Chief Executive Officer and director of the Company and the father of Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, agreed to lend the Company $300,000. The Company delivered to Harry Shuster its secured promissory note dated August 15, 1998 (the "Shuster Note"). The Shuster Note bears interest at 10% per annum. Its due date has been extended by agreement with Harry Shuster to July 31, 2000. The Shuster Note is secured by a second lien security interest in certain collateral. As of June 25, 2000, the entire principal amount of the Shuster Note, $300,000, remained outstanding. As of June 25, 2000, the Company is indebted to Harry Shuster in the amount of $1,044,869 for amounts due under the Shuster Note and for advances made from time to time by Harry Shuster to the Company.

  On September 30, 1998, United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure") agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacement of the previous loan between United Leisure and the Company. The Company executed a Secured Promissory Note dated September 30, 1998 (the "Promissory Note"). The Promissory Note provides that United Leisure may from time to time, but shall not be obligated to, make future advances up to a total amount of $1,250,000. The Promissory Note is secured by a first lien security interest in certain collateral. The Promissory Note's due date has been extended to July
31, 2000. At June 25, 2000 the Company owed an aggregate of $682,155 to
United Leisure under the Promissory Note. Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, is the brother of Brian Shuster, the President of United Leisure.

  In addition, as of June 25, 2000, an aggregate of $507,000 in principal amount remained outstanding under a financing agreement with United Film Distributors, Inc., an affiliate of the Company, the full amount of which, together with all accrued but unpaid interest thereon, is due and payable by the Company upon demand, which demand could not be made prior to November 1, 1998. Stanley Shuster, the current Chairman of the Board, President,
Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, is the brother of Brian Shuster, the President of United Film Distributors, Inc.

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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (27) Financial Data Schedule

(b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended June 25, 2000.



                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GRAND HAVANA ENTERPRISES, INC.



Date: August 8, 2000                /s/   Stanley Shuster
                                    -------------------------------------------
                                    Stanley Shuster
                                    Chief Executive Officer, and Chief Financial
                                    Officer


                                 EXHIBIT INDEX
                                 -------------

10.1 Employment Agreement dated June 1, 2000 between Grand Havana Enterprises, Inc. and Stanley Shuster.