Form 10KSB40
period 2000-09-24
GRAND HAVANA ENTERPRISES INC
filed 2000-12-26
CIK 909483

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-KSB

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 24, 2000

                        Commission file number 0-24828

                        GRAND HAVANA ENTERPRISES, INC.
             (Exact name of small business issuer in its charter)


            Delaware                                           95-4428370
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

             1990 Westwood Blvd, 3rd Floor, Los Angeles, CA 90025
             ----------------------------------------------------
                   (Address of principal executive offices)

         Issuer telephone number, including area code: (310) 475-5600

          Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the most recent fiscal year were $6,319,912.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 15, 2000, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $391,946.

     The number of shares of the Registrant's Common Stock outstanding as of December 15, 2000 was 14,174,306 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

   Transitional Small Business Disclosure Format (Check One): Yes __; No XX
                                                                         --



                        GRAND HAVANA ENTERPRISES, INC.

                         ANNUAL REPORT ON FORM 10-KSB

                                     INDEX



                                                                          Page

                                    PART I

Item 1.  Description of Business.........................................    3

Item 2.  Description of Property.........................................    8

Item 3.  Legal Proceedings...............................................    9

Item 4.  Submission of Matters to a Vote of Security Holders.............    9



                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........    9

Item 6.  Management's Discussion and Analysis or Plan of Operation.......   10

Item 7.  Financial Statements............................................   12

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure........................................   12



                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...............   12

Item 10. Executive Compensation..........................................   13

Item 11. Security Ownership of Certain Beneficial Owners and Management..   14

Item 12. Certain Relationships and Related Transactions..................   15

Item 13. Exhibits and Reports on Form 8-K................................   16

Signatures...............................................................   19

                                    PART I

                   FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders, including this Annual Report on Form 10-KSB ("Annual Report"). Forward-looking statements can be identified by use of words such as "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals" and other words of similar meaning. Such forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

     The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to ETS, legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, including risks associated with the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. Each of the Company's Grand Havana Rooms is subject to intense competition, changes in consumer preferences, changes in food and beverage costs and local economic conditions (particularly in the Los Angeles and New York metropolitan areas). Their results are dependent upon their continued ability to attract new members, to anticipate and respond to new consumer trends, and to sell new products. Developments in any of these areas, which are more fully described elsewhere in
Part I of the Annual Report and in Management's Discussion & Analysis or Plan of Operations ("MD&A") on pages 10-12 of the Company's Annual Report, each of which is incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by the Company. The Company cautions that the foregoing list of important factors is not exclusive and is subject to change. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 1.   DESCRIPTION OF BUSINESS.

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

Background

     In December 1996, the Company decided to discontinue its LEI's franchise and restaurant operations due to less than anticipated operating results. At that time, the Company operated three Love's restaurants and was the franchisor of an additional ten Love's restaurants. The plan to discontinue its LEI operations was completed in July 1998. See Item 7, "Financial Statements and Supplementary Data--Note 4 to Consolidated Financial Statements."

     The only LEI assets currently retained by the Company are the international licensing rights to Love's restaurants.

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

     Grand Havana began offering its own brand of cigars at its Grand Havana Rooms under the brand names "Grand Havana Reserve" and "Grand Havana Selection" in the summer of 1997. These cigars are also offered at Grand Havana House of Cigars retail stores. See "Trademarks and Service Marks" and "Grand
Havana House of Cigars."

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

     New York Grand Havana Room

     The New York Grand Havana Room, which opened in May 1997, is located on the 39th floor of 666 Fifth Avenue in New York, New York. In addition to a smoking lounge, bar and restaurant, the New York Grand Havana Room also includes a billiards room. Approximately 80% of the available memberships at the New York Grand Havana Room have been sold to date. The Company continues to seek new members for its New York Grand Havana Room through word-of-mouth advertising. In addition, the Company markets its New York Grand Havana Room by sponsoring "event parties" featuring such items as fine wines and watches to introduce prospective members to its facilities.

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

Trademarks and Service Marks

     Grand Havana has registered the service marks "Grand Havana Room" and "Grand Havana House of Cigars," and the trademarks "Grand Havana Selection" and "Grand Havana Reserve." The Company regards its service marks and trademarks as having significant value and being an important factor in the marketing of its restaurants and cigar clubs as well as it's Grand Havana House of Cigar locations. Grand Havana currently uses the "Grand Havana Selection" and "Grand Havana Reserve" trademarks on its own brand of cigars. See "Restaurant and Cigar Club Operations; Retail Operations." Grand Havana also uses its Grand Havana Room service marks on T-shirts, hats and golf balls and other similar products to generate additional revenues. Grand Havana's policy is to pursue registrations of its marks wherever possible and to oppose vigorously any infringement of its marks. Grand Havana is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent Grand Havana from using such trademarks in its business.


Taxes, Legislation, Regulation And Other Matters Regarding Tobacco And Smoking

     The tobacco industry has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of the Company.

     These issues, some of which are more fully discussed below, include legislation or other governmental action seeking to ascribe to the tobacco industry responsibility and liability for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS"); increased smoking and health litigation and jury verdicts against tobacco companies; price increases related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; governmental and private bans and restrictions on smoking; actual and proposed price controls diminishing social acceptance of smoking, increased pressure from anti-smoking groups and unfavorable press reports; and other tobacco legislation that may be considered by the Congress, the states and other jurisdictions in the United States.

     Excise Taxes. Cigars and pipe tobacco are subject to substantial federal, state and local excise taxes. In general, excise taxes and other taxes on tobacco products have been increasing. Congress and the Clinton Administration have been considering significant increases in the federal excise tax or other payments from tobacco manufacturers. Increases in other tobacco-related taxes have been proposed at the state and local level.

     Any future increases, the extent of which cannot be predicted, could result in volume declines in the tobacco industry, including the Company and might cause sales of tobacco products to shift from the premium segment to the discount segment. A shift in sales of tobacco products resulting from higher cigar prices could result in decreased sales of cigars at the Company's Grand Havana Rooms and Grand Havana House of Cigar locations and a decrease in the number of persons who smoke cigars, which could cause a reduction in memberships at the Grand Havana Rooms. Effective July 2000, the excise tax on the wholesale price of cigars sold in California decreased from approximately 67% to approximately 55%, a decrease of approximately

12%. This tax decrease has not had a significant impact on both the pricing and sales of cigar products sold by the Company in California.

     FDA Regulations. The FDA has promulgated regulations asserting jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations include severe restrictions on the distribution, marketing and advertising of cigarettes. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive regulations, and could materially adversely affect the business, volume, results of operations, cash flows and financial position of the Company. The ultimate outcome of this litigation cannot be predicted.

     Health Effects of Smoking and Exposure to ETS. Reports with respect to the health risks of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigars and cigarettes continue to be subject to increasing governmental regulation.

     Studies with respect to the health risks of ETS to nonsmokers (including lung cancer, respiratory and coronary illnesses, and other conditions) have also received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. In 1993, the United States Environmental Protection Agency (the "EPA") issued a report relating to certain health effects of ETS. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the EPA may have reached different conclusions had it complied with certain relevant statutory requirements. The federal government has appealed the court's ruling. The ultimate outcome of this litigation cannot be predicted.

     Other Legislative Initiatives. In recent years, various members of Congress have introduced legislation that would subject tobacco products to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs, or provide additional funding for governmental anti-smoking activities, further restrict the advertising of tobacco products, including requiring additional warnings on packages and in advertising, and allow state and local governments to restrict the sale and distribution of cigars.

     It is not possible to determine the outcome of the FDA regulatory initiative or the related litigation discussed above, or to predict what, if any, other governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigars, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the business, volume, results of operations, cash flows and financial position of the Company would be materially adversely affected.

     Tobacco-Related Litigation. There has been substantial litigation related to tobacco products in the United States, including a class action trial in Florida and a civil health care cost recovery action filed by the United States Department of Justice in September 1999 against domestic tobacco manufacturers and others.

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

     Health Warnings. Although federal law has required health warnings on cigarettes since 1965, there is currently no federal law requiring that cigars carry such warnings. California requires "clear and reasonable" warnings to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. The Company believes that it complies with applicable California laws.

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

Competition

     The Company's Grand Havana Rooms compete with other clubs that offer private memberships as well as with other restaurants, bars, smoking lounges and other establishments that are open to the public and at which cigar smoking is permitted. The Company believes that by continuing its policy of catering to an affluent clientele, it will be able to compete effectively with other private membership clubs that may have a broader base membership as well as with other bars and restaurants that are open to the public and permit the smoking of cigars. Many of the Grand Havana Rooms' competitors have substantially greater financial, marketing, personnel and other resources than the Company. Additionally, the Company's restaurant business is affected by changes in consumer taste and discretionary spending priorities, economic conditions, demographic trends, traffic patterns and employee availability. Any change in these factors could adversely affect the Company. The Company believes that the ability of the Company's restaurants located in its Grand Havana Rooms to compete effectively will continue to depend on its ability to offer high quality food in a full-service, distinctive dining environment.

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

Employees

     As of December 5, 2000, Grand Havana had 86 employees, including 17 full-time and 69 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.


ITEM 2.   DESCRIPTION OF PROPERTY.

     Grand Havana maintains its principal executive offices in approximately 2,000 square feet of leased office space in Los Angeles under a lease with a term that expires on January 31, 2014. The lease was entered into with 1990 Westwood Boulevard, Inc. which is owned principally by Harry Shuster, the former Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company. Harry Shuster is also a former director and principal stockholder of the Company. The monthly rent under the lease for these premises is currently $3,200. The Company believes that the rent and other terms of the lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an unrelated lessor. See Item 12, "Certain Relationships and Related Transactions."

     The Grand Havana Room and the Grand Havana House of Cigars in Beverly Hills, California are located in approximately 4,000 square feet of leased space under a five-year lease expiring June 30, 2004. The lease has two five-year options to extend, through June 30, 2014.

     The New York Grand Havana Room is located in approximately 16,470 square feet of leased space on the 39th floor of 666 Fifth Avenue in New York, New York under a fifteen year lease expiring on September 30, 2011.

     The Las Vegas Grand Havana House of Cigars is located in approximately 400 square feet of leased space in Bally's Hotel in Las Vegas, Nevada pursuant to a seven-year lease expiring on November 30, 2004.

     Grand Havana believes that its existing leased properties are adequate for its current needs. Grand Havana also believes that all of the properties are adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS.

     On August 25, 2000, the Company filed a lawsuit in the Superior Court of the District of Columbia against Thursdays Restaurant Group, L.L.C. after Thursdays failed to timely pay the principal in the amount of $115,000 plus accrued interest on a promissory note. Thursdays issued the promissory note to the Company in connection with the sale of the Company's Washington D.C. operations to Thursdays. The Superior Court entered an Order of Default on October 5, 2000. On November 17, 2000, the Company filed a Request for Default Judgment requesting that judgment be entered in the amount of $131,617.50, plus accrued interest at the rate of 9% per annum from August 20, 2000.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Grand Havana's Common Stock is traded on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "PUFF." Prior to March 1997, the Common Stock was traded on the Nasdaq SmallCap Market under the symbol "UNIR." The following table sets forth the high and low bid prices of the Common Stock for the quarters indicated as quoted on the OTC Bulletin Board.


                                   1999                 2000
                             ----------------     ----------------
                              High      Low        High      Low
                             ------    ------     ------    ------

     First Quarter           $.125     $.0312     $.1875    $.1094
     Second Quarter           .0781     .0312      .1875     .0938
     Third Quarter            .125      .0625      .1875     .1094
     Fourth Quarter           .1094     .1094      .1875     .1094


     The above quotations represent prices between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

     As of December 15, 2000, there were approximately 85 holders of record of Grand Havana Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Recent Developments

     On March 28, 2000, the Company entered into a sublease agreement with a restaurant, Mistral Brasserie, LLC ("Mistral") whereby it agreed to sublease a portion of the first floor of the Beverly Hills Grand Havana Room to Mistral for a period of approximately four years. The Company believes that this arrangement may result in a slight decrease in operating costs for the Beverly Hills Grand Havana Room.

     On March 28, 2000, the Company entered into a catering agreement with Mistral which expires at the same time as the sublease. Under the catering agreement, the Company agreed to, with certain exceptions, purchase all of the food provided to members in the Beverly Hills Grand Havana Room from Mistral. The Company may terminate the catering agreement with or without cause upon 60 days written notice.

General

     Grand Havana owns, operates and develops private membership restaurants and cigar clubs under the name "Grand Havana Rooms" and retail cigar stores under the name "Grand Havana House of Cigars." For the fiscal year ended September 24, 2000 ("fiscal 2000"), Grand Havana generated approximately 58% of its net revenues from its restaurant and cigar club operations, approximately 32% of its revenue from membership fees and approximately 10% from sales of its cigars and other merchandise.

     The Company has experienced operating losses since its inception with net losses of $1,470,879 for the fiscal year ended September 26, 1999 and $524,857 for the fiscal year ended September 24, 2000. There can be no assurance that the cigar clubs and retail cigar stores will be profitable in the future.

Results of Operations

     Fiscal Year Ended September 24, 2000 Compared to Fiscal Year Ended September 26, 1999

     Net Revenues. Grand Havana derives revenues from three principal sources:
(1) membership fees (2) food and beverage sales; and (3) sales of cigars and related merchandise. For the fiscal year ended September 24, 2000, Grand Havana had revenues of $6,319,912 compared to revenues of $5,530,376 for the fiscal year ended September 26, 1999, an increase of $789,536 or approximately 14%. This increase in revenues for fiscal 2000 was due primarily to an increase in food and beverage sales from $2,661,869 in fiscal 1999 to $3,076,495 in fiscal 2000, an increase of $414,626 or approximately 16%, and an increase in membership revenues from $1,690,431 in fiscal 1999 to $2,045,054 in fiscal 2000, an increase of $354,623 or approximately 21%. Revenues from sales of cigars and related merchandise decreased from $652,527 in fiscal 1999 to $614,975 in fiscal 2000, a decrease of $37,552 or approximately 6%. This decrease is primarily the result of the closure of the Washington, D.C. Grand Havana House of Cigars and a decline in sales at both the Las Vegas and Beverly Hills Grand Havana House of Cigars.

     Higher revenues were due to an increase in the number of members and an increase in the members' use of the Company's facilities. Food and beverage revenues were higher as a result of an increase in the number of members and an increase in the members' use of the Company's facilities. Revenues from membership fees were higher due to an in increase in the number of members. Memberships increased by approximately 20% at the New York Grand Havana Room.

     Expenses. Total costs and expenses decreased from $7,001,255 in fiscal 1999 to $6,844,769 in fiscal 2000, a decrease of $156,486 or approximately 2% . The decrease is mainly due to reduced general and administrative expenses as a result of more efficient operations and the closure of the Washington, D.C. Grand Havana Room and Grand Havana House of Cigars in February 1999.

  Costs of food and beverages increased from $897,114 in fiscal 1999 to $1,080,475 in fiscal 2000, an increase of $183,361 or approximately 20% due primarily to an increase in the number of members and an increase in the members' use of the Company's facilities. Cost of merchandise decreased from $440,055 in fiscal 1999 to $359,477 in fiscal 2000, a decrease of $80,578 or approximately 18% due primarily to reduced sales and the writedown of stock from discontinued operations.

     Direct labor and benefits costs increased from $1,843,055 in fiscal 1999 to $2,119,612 in fiscal 2000, an increase of $276,557 or approximately 15% mainly as a result of an increase in the number of members and in the members' use of the Company's facilities. In particular, the New York Grand Havana Room experienced higher activity during the summer months than in past years. Occupancy and other operating expenses increased from $2,079,816 in fiscal 1999 to $2,338,472 in fiscal 2000 an increase of $258,656 or approximately 12%. This increase was also primarily the result of an increase in the number of members and in the members' use of the Company's facilities.

     General and administrative costs decreased from $1,233,344 in fiscal 1999 to $492,576 in fiscal 2000, a decrease of $740,768 or approximately 60%, primarily due to more efficient operations and the closure of the Washington D.C. operations. Depreciation and amortization costs decreased from $507,871 in fiscal 1999 to $454,157 in fiscal 2000, a decrease of $53,714 or approximately 11% due to full depreciation of certain items relating to the closure of the Washington D.C. operations.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $94,523 at September 26, 1999 compared with $97,161 at September 24, 2000.

     At September 24, 2000 the Company owed an aggregate of $682,154 in principal amount to United Leisure Corporation ("United Leisure") pursuant to a financing agreement dated as of February 12, 1997. All principal plus accrued interest thereon is due on or before April 30, 2000. In addition, as of September 24, 2000, an aggregate of $507,000 had been advanced to the Company under a financing agreement with United Film Distributors, Inc. ("United Film") the full amount of which, together with all accrued but unpaid interest thereon, is due and payable upon demand. See Item 12. "Certain Relationship and Related Transactions," and Item 7 "Financial Statements and Supplementary Information--
Note 8 to Notes to Consolidated Financial Statements."

     The Company anticipates that revenues from the operation of its existing Grand Havana Rooms and Grand Havana House of Cigars retail stores will provide sufficient working capital during the next 12 months. In the fiscal year ended September 24, 2000, the Company's Beverly Hills operations had gains of approximately $204,000, although the Company's New York Grand Havana Room had de minimis losses. The Company anticipates that the New York Grand Havana Room may achieve and maintain profitability in 2001 although there can be no assurance that this will occur.

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

Year 2000 Costs

     Grand Havana has implemented a Year 2000 project to identify and assess the risks associated with its information systems, operations, infrastructure and technology products, and customers and suppliers that are not Year 2000
compliant.   To date, Grand Havana has incurred approximately $26,000 in expenses for Year 2000 compliance. Grand Havana considers the impact of Year 2000 compliance to be insignificant and does not believe that it will have a material adverse effect on Grand Havana's current and future operating results.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and supplemental data required by this Item 7 follow the index to financial statements appearing at Item 13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Directors and Executive Officers

     Set forth in the table below are the names, ages and positions of the current directors and executive officers of Grand Havana. Ages are shown as of December 20, 2000. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Grand Havana Board. None of the executive officers has any family relationship to any director or any other executive officer of Grand Havana.

                                                     Positions Currently Held
Name                              Age                    With the Company                           Director Since
----                              ---      ----------------------------------------------           --------------

Stanley Shuster                   40       Chairman of the Board, Chief Executive                        1995
                                           Officer, President, Chief Financial
                                           Officer and Director

Steven T. Ousdahl                 54       Vice President -- Administration and Director                 2000

J. Brooke Johnston, Jr.           60       Director                                                      1998

     Set forth below is a brief description of the business experience for the of all current directors and executive officers of Grand Havana.

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

     Steven T. Ousdahl has served as Vice President -- Administration of the Company since August 1993 and Director since May 2000. He also served as Operations Administrator for LEI since September 1985, in which capacity he managed the operations of the Love's restaurant chain until its disposition. Prior to that, Mr.

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

Audit Committee

     The Company's Audit Committee consists of Steven T. Ousdahl and J. Brooke Johnston, Jr. There was one meeting of the Audit Committee in the year ended September 24, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 4 were required, the Company believes that for the period through September 24, 2000, all officers, directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth all compensation received for services rendered to Grand Havana in all capacities for the three fiscal years ended September 24, 2000 by Grand Havana's Chief Executive Officer during fiscal 2000 and the most highly compensated executive officers at the end of fiscal 2000.

                          SUMMARY COMPENSATION TABLE

                                                                       Annual Compensation
                                                                     --------------------------------

         All Other
Name and Principal Positions                                          Year             Salary/(1)/          Compensation/(2)/
----------------------------                                          ----             -----------          -----------------
Harry Shuster/(3)/

 Chairman of the Board,                                               1999                     0                  15,638
 President, Chief Executive Officer and Chief                                          ---------               ---------
 Financial Officer                                                    1998                79,768                  22,832
                                                                                       ---------               ---------

Stanley Shuster/(4)/                                                  2000             $ 160,875               $   6,400
                                                                                       ---------               ---------
 Chairman of the Board,                                               1999               145,010                   6,000
 President, Chief Executive Officer, Chief                                             ---------               ---------
 Financial Officer and Executive Vice President                       1998               145,010                   6,000
                                                                                       ---------               ---------

_____________________
     /(1)/ For the fiscal year ended September 27, 1998, includes $57,893 deferred at the election of Harry Shuster. In addition, Harry Shuster waived payment of $229,174 under his consulting agreement for fiscal 1998, and $186,124 for fiscal 1999. See "Consulting and Employment Agreements" below.

     /(2)/ Includes (i) payments with respect to the apartment Harry Shuster used while in New York, 100% of which costs were paid by the Company for fiscal 1997 and 50% of which were paid by the Company for fiscal 1998 and through May of fiscal 1999, and (ii) a $500 per month car allowance paid to Stanley Shuster for each of the three fiscal years ended September 26, 1999. Beginning June 2000 the car allowance paid to Stanley Shuster increased to $600 per month.

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

     As reflected in the Company's filings on Form 10-QSB filed on August 9, 2000, the Company has entered into a three (3) year employment agreement with Stanley Shuster.

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

     At December 15, 2000, there were outstanding presently exercisable non-qualified stock options to purchase an aggregate of 200,000 shares of the Common Stock of the Company held by directors of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 15, 2000, (a) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) by each of the Company's Directors and executive officers and (c) by all executive officers and Directors of the Company as a group:


Name and Address                          Number of Shares       Percentage of
Beneficial Owner/(1)/                Beneficially Owned/(2)(3)/    of Class

---------------------                     ----------------         --------

Steven T. Ousdahl                                --                   --
J. Brooke Johnston, Jr.                      55,200/(4)/               *
Stanley Shuster                           5,749,876/(5)/           40.57
United Leisure Corporation                  966,666                 6.82
Harry Shuster                               920,133                 6.49
All executive officers                    5,805,076                40.95
and directors as a group (3 people)

______________
*    less than 1%

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

     /(5)/  Includes stock options to purchase 100,000 shares of Common Stock.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Lease of Office Premises. The Company entered into a five-year lease with 1990 Westwood Boulevard, Inc. ("Westwood") covering approximately 6,000 square feet of office space for its principal executive offices. The lease provided for rent of $4,000 per month through January 31, 1998, and $4,400 per month thereafter through the end of the term in January 2001. The Company and Westwood have agreed to amend the lease whereby monthly rent was reduced to $3,200 and the lease term was extended through January 2014. The principal shareholder of Westwood is Harry Shuster, former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer of the Company and the father of Stanley Shuster, the present Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, a director and principal stockholder of the Company. The Company believes that the rent and other terms of the lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an unrelated lessor.

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

     The initial loan advance under the Promissory Note was $607,154, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $71,154. The Promissory Note was due and payable on March 31, 1999, which due date was extended first to September 30, 1999 and then to April 30, 2000. At September 24, 2000, the Company owed an aggregate of $682,154 in principal to United Leisure. As of September 24, 2000, the Promissory Note was due and payable on demand.

     As of December 15, 2000, United Leisure held 966,666 shares of the Company's Common Stock.

     Transactions With United Film.   In May 1997, the Company entered into a
financing agreement with United Film, whereby United Film agreed to provide advances to the Company from time to time. Interest on any amount advanced bears interest at the prime rate plus 3%. The full principal amount and all accrued but unpaid interest on any amounts advanced is due and payable on demand. At September 24, 2000, an aggregate of $507,000 had been advanced under this financing agreement. Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, a director and a principal stockholder of the Company is the brother of Brian Shuster, the President of United Film.

     Other Transactions.

     On August 15, 1998, Harry Shuster, the former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and director of the Company, agreed to loan the Company $300,000 pursuant to a promissory note secured by a second position lien on the Company's assets, all of which remained outstanding as of September 26, 1999. The note was due and payable on March 31, 1999, which due date was extended first to September 30, 1999 and then to April 30, 2000. As of September 24, 2000, the note was due and payable on demand. In addition to the sums due under this note, as of September 24, 2000, the Company is indebted to Harry Shuster in the amount of $1,044,869 for advances made from time to time by Harry Shuster to the Company.

     On August 23, 1999, Stanley Shuster, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and director of the Company, agreed to loan $60,000 to the Company pursuant to a promissory note. The note is due and payable on August 23, 2000. As of September 24, 2000, the Company is indebted to Mr. Shuster in the amount of $65,500. In addition, as of September 24, 2000, the note was due and payable on demand.

Bank Leumi Line of Credit

     The Company has a $200,000 line of credit with Bank Leumi. Stanley Shuster, the Company's President, is a guarantor of the Company's credit line and has pledged certain personal assets to secure the obligation.


                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

 10.1     Consulting Agreement dated June 1, 1993 between Grand Havana and
          Harry Shuster incorporated by reference to Exhibit 10.38 of the SB-2).

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


 10.23 Employment Agreement between Grand Havana and Stanley Shuster dated June 1, 2000 (incorporated by reference to Exhibit 10.1 of Grand Havana's Quarterly Report on Form 10-QSB filed August 9, 2000).


 27.1      Financial Data Schedule.


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

     Date:  December 22, 2000
            --------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



      SIGNATURE                                                TITLE
      ---------                                                -----

/s/ Stanley Shuster
------------------------------
  Stanley Shuster                      Chairman of the Board, President, Chief
                                 Executive Officer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

/s/ Steven T. Ousdahl
------------------------------
Steven T. Ousdahl                                             Director


/s/ J. Brooke Johnston, Jr.
------------------------------
J. Brooke Johnston, Jr.                                       Director

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 26, 1999 AND SEPTEMBER 24, 2000

Report of Independent Auditors                                      F-1

Consolidated Balance Sheets
 as of September 24, 2000 and September 26, 1999                    F-2

Consolidated Statements of Operations
 for the Years Ended September 24, 2000 and September 26, 1999      F-3

Consolidated Statements of Cash Flows
 for the Years Ended September 24, 2000 and September 26, 1999      F-4

Notes to Consolidated Financial Statements
 as of September 24, 2000 and September 26, 1999                    F-5

                        REPORT OF INDEPENDENT AUDITORS


     To the Board of Directors and Stockholders
     Grand Havana Enterprises, Inc.


     We have audited the accompanying consolidated balance sheets of Grand Havana Enterprises, Inc. and Subsidiaries as of September 24, 2000 and September 26, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Havana Enterprises, Inc. and Subsidiaries at September 24, 2000 and September 26, 1999, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles of the United States of America.


                                   HOLLANDER, LUMER & CO. LLP



     Los Angeles, California
     December 18, 2000

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            September 24,   September 26,
                                                                                2000            1999
                                                                            -------------   -------------
                                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                 $     97,161    $     94,523
   Accounts receivable, net                                                        73,098          86,030
   Short-term note receivable                                                     115,000         115,000
   Inventories                                                                    395,545         435,999
   Prepaid expenses                                                               133,438         218,008
                                                                            -------------   -------------

      TOTAL CURRENT ASSETS                                                        814,242         949,560
                                                                            -------------   -------------

PROPERTY AND EQUIPMENT, net                                                     3,356,589       3,679,983

OTHER ASSETS
   Restricted cash                                                                895,729         875,000
   Due from related parties                                                       158,875         130,001
   Deposits and other assets                                                       51,666          63,730
                                                                            -------------   -------------

      TOTAL OTHER ASSETS                                                        1,106,270       1,068,731
                                                                            -------------   -------------

                                TOTAL                                        $  5,277,101    $  5,698,274
                                                                            =============   =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to related parties                                          $  1,554,654    $  1,549,154
   Bank overdraft                                                                 248,403          84,671
   Accounts payable                                                               854,631       1,029,301
   Accrued liabilities                                                            264,941         422,479
   Deferred revenues                                                              321,391         189,194
   Due to related parties                                                       1,679,915       1,397,648
   Deferred rent payable                                                          505,913         462,054
   Other current liabilities                                                       23,308               -
                                                                            -------------   -------------

      TOTAL CURRENT LIABILITIES                                                 5,453,156       5,134,501
                                                                            -------------   -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized -
    3,000,000 shares; issued and outstanding - none
  Common stock, $.01 par value; authorized -
    50,000,000 shares; issued and outstanding -
    14,174,306 shares in 2000 and 1999                                            141,744         141,744
   Additional paid-in capital                                                  13,279,044      13,279,044
   Accumulated deficit                                                        (13,596,843)    (12,857,015)
                                                                            -------------   -------------

      TOTAL STOCKHOLDERS' EQUITY                                                 (176,055)        563,773
                                                                            -------------   -------------

                                TOTAL                                        $  5,277,101    $  5,698,274
                                                                            =============   =============

          See accompanying Notes to Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         September 24,   September 26,
                                                             2000             1999
                                                         -------------   -------------
REVENUES
   Food and beverage                                     $  3,076,495    $  2,661,869
   Merchandise sales                                          614,975         652,527
   Membership fees                                          2,045,054       1,690,431
   Catering rental                                            583,388         525,549
                                                         -------------   -------------

      TOTAL REVENUES                                        6,319,912       5,530,376
                                                         -------------   -------------

COSTS AND EXPENSES
   Food and beverage                                        1,080,475         897,114
   Merchandise                                                359,477         440,055
   Operating expenses
      Direct labor and benefits                             2,119,612       1,843,055
      Occupancy and other                                   2,338,472       2,079,816
   General and administrative                                 492,576       1,233,344
   Depreciation and amortization                              454,157         507,871
                                                         -------------   -------------

      TOTAL COSTS AND EXPENSES                              6,844,769       7,001,255
                                                         ------------    ------------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                  (524,857)     (1,470,879)

OTHER INCOME (EXPENSE)
   Interest income                                             49,327          25,293
   Interest expense                                          (225,972)       (205,817)
   Other, net                                                 (38,326)         48,557
                                                         ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                                 (214,971)       (131,967)
                                                         ------------    ------------

LOSS BEFORE CUMULATIVE EFFECT OF                             (739,828)     (1,602,846)
     CHANGE IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                    --          (23,844)
                                                         ------------    ------------

NET LOSS                                                 $   (739,828)   $ (1,626,690)
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                14,174,306      14,174,306

BASIC AND DILUTED LOSS PER SHARE
Loss before cumulative change in accounting principle    $     (0.052)   $     (0.113)
   Cumulative effect of change in accounting principle            --           (0.002)
                                                         ------------    ------------

                                                         $     (0.052)   $     (0.115)
                                                         ============    ============

          See accompanying Notes to Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   September 24,     September 26,
                                                                       2000              1999
                                                                   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $  (739,828)      $(1,626,690)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                    454,157           507,871
      Gain on sale of Washington D.C. operation                            --            (18,353)
      Amortization of deferred charges                                     --             67,106
      Conversion of accrued interest to notes payable                      --             71,154
      Changes in operating assets and liabilities:
         Accounts receivable                                            12,932            47,182
         Inventories                                                    40,454           227,956
         Prepaid expenses                                               84,570            (3,453)
         Pre-opening costs                                                 --             23,844
         Deposits and other assets                                         --             21,897
         Accounts payable and other accrued liabilities                (49,941)          359,334
         Deferred revenues                                             132,197            59,289
         Deferred rent payable                                          43,859           (97,424)
         Other current liabilities                                      23,308               --
                                                                   -----------       -----------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             1,708          (360,287)
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                  (130,763)         (293,955)
   Purchases of property and equipment
   Proceeds from sale of Washington D.C. operation                        --             110,000
   Due from related parties                                            (28,874)           15,736
   Deferred charges, deposits and other assets                          12,064              --
   Restricted cash                                                     (20,729)           62,057
                                                                   -----------       -----------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (168,302)            8,838
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                      163,732            (4,412)
   Collection of note receivable                                          --              55,171
   Borrowings from related parties                                       5,500           414,869
                                                                   -----------       -----------

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           169,232           350,628
                                                                   -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,638              (821)

CASH AND CASH EQUIVALENTS, beginning of period                          94,523            95,344
                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                           $    97,161       $    94,523
                                                                   ===========       ===========

OTHER CASH INFORMATION

   Interest paid                                                   $    13,113       $     4,990
                                                                   ===========       ===========
   Interest received                                               $    46,234       $    25,293
                                                                   ===========       ===========

          See accompanying Notes to Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Grand Havana Enterprises, Inc., (the "Company"),
     -----------------------
     was incorporated under the laws of the State of Delaware on April 13, 1993. The Company is engaged in the business of the ownership, operation and development of private membership cigar clubs/restaurants known as "Grand Havana Rooms", and retail cigar stores known as "Grand Havana House of Cigars". The Company's fiscal year is the 52 or 53 week period ending on the last Sunday in September.

     Principles of Consolidation: The consolidated financial statements include
     ---------------------------
     the accounts of Grand Havana Enterprises, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates: The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Cash and Cash Equivalents: The Company considers all highly liquid
     -------------------------
     investments purchased with an original maturity of three months or less to be cash equivalents.

     Fair Value of Financial Instruments: The Company's financial instruments
     -----------------------------------
     consist of cash equivalents, trade accounts receivable, notes receivable, trade accounts payable and term loans. The fair value of the Company's financial instruments approximates the carrying value of the instruments.

     Inventories: Inventories, consisting of food and beverage products, cigars
     -----------
     and other merchandise, are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment: Property and equipment are stated at cost.
     ----------------------
     Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Useful lives generally are as follows:

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

     Stock-Based Compensation: Statement of Financial Accounting Standard
     ------------------------
     ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, under which no compensation cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

     Lease Commitment: Rent expense is recognized on a straight-line basis over
     ----------------
     the term of the lease.

     Earnings (Loss) per Share: The Company adopted SFAS No. 128 "Earnings per
     -------------------------
     Share" during its fiscal year ended September 27, 1998. SFAS No. 128 requires the presentation of basic earnings per common share and diluted earnings per common share. A basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. A diluted earnings per common share includes the diluting effect of stock options and warrants using the treasury stock method. The Company had loss from continuing operations, and, as a result, basic and diluted loss per share is the same amount.

     Reclassifications: Portion of revenues from food and beverage for fiscal
     -----------------
     year ended September 26, 1999 has been reclassified to catering rental to conform to 2000 presentation.

     Recent Accounting Pronouncements: SFAS No. 131, "Disclosure about Segments
     --------------------------------
     of an Enterprise and Related Information", establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997.

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


2.   DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     Significant Operating Losses: The Company has experienced operating losses
     ----------------------------
     since its inception. For the fiscal years ended September 24, 2000 and September 26, 1999, the Company experienced net losses of $739,828 and $1,626,690, respectively. The Company anticipates that it will continue to experience losses as it continues working on its ongoing development and reorganization plans, including the establishment of additional Grand Havana Rooms and Grand Havana House of Cigars. Even after the Company's development and reorganization plans are completed, there can be no assurance that the cigar clubs/restaurants owned by the Company will be profitable.

     Significant Capital Requirements: The Company's capital requirements have
     --------------------------------
     been and will continue to be significant. At September 24, 2000, the Company had cash and cash equivalents of $97,161 and a working capital deficit of $4,638,914. As a result of its expansion activities, the Company's working capital has continually been reduced. The Company will need additional financing, which the Company may raise through the private placements of its securities. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. Effective the close of business on October 27, 1998, the NASDAQ Stock Market, Inc. delisted the Company's common stock from NASDAQ for failure to meet the minimum bid requirement. Since that time the Company's common stock has been quoted on the OTC Bulletin Board.

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

     California Smoke-Free Workplace Act of 1994: In 1994 the California
     -------------------------------------------
     legislature enacted the California Smoke-Free Workplace Act of 1994 which prohibits smoking in enclosed spaces at places of employment with certain exemptions. Since the inception of the Company's Beverly Hills Grand Havana Room, the Company has relied upon an exemption in the law that expressly exempts from its coverage retail tobacco shops and private smoker's lounges. Although the Company believes it is justified in relying on the "private smoker's lounge" exemption, if it should be determined in the future that the Company is not a "private smoker's lounge", but rather a restaurant or a bar to which the California Smoke-Free Workplace Act of 1994 were applicable, this would have a material adverse effect on the Company's business, financial condition and results of operations.

3.   SEGMENT INFORMATION

     The Company is principally engaged in the operation of private membership cigar clubs/restaurants known as "Grand Havana Rooms" and retail cigar stores known as "Grand Havana House of Cigars". Currently, the Company owns and operates two Grand Havana Rooms, one in New York, New York and one in Beverly Hills, California. The Company also owns and operates two Grand Havana House of Cigars, one in New York, New York and one in Las Vegas, Nevada.

4.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following at September 24, 2000 and September 26, 1999:

                                                        2000            1999
                                                        ----            ----
     Leashold improvements                           $ 4,004,481    $ 3,962,751
     Restaurant equipment                                969,375        911,880

     Office equipment                                    212,089        179,299
     Signage                                               1,870          4,794
                                                     -----------    -----------
                                                       5,187,815      5,058,724
     Less: accumulated depreciation                   (1,831,226)    (1,378,741)
                                                     -----------    -----------
                                                     $ 3,356,589    $ 3,679,983
                                                     ===========    ===========

     The depreciation expense charged to operation for the years ended September 24, 2000 and September 26, 1999 were $454,157 and $507,871, respectively.

5.   INCOME TAXES

     At September 24, 2000, the Company had approximate net operating loss carryforwards for federal tax purposes expiring as follows (in millions):

               Year Expires                                 Amount
               ------------                                 ------
                   2009                                     $    1
                   2010                                          2
                   2011                                          1
                   2012                                          3
                   2013                                          3
                   2014                                          2
                                                            ------
                                                            $   12
                                                            ======

     The Company had provided 100% allowance on all of its deferred income taxes benefits.

6.   COMMITMENTS AND CONTINGENCIES

     Employment Agreement: In June 2000, the Company entered into an Employment
     --------------------
     agreement with Stanley Shuster pursuant to which Stanley Shuster has agreed to continue to serve as President, Chief Executive Officer and Chief Financial Officer of the Company for an initial term of three (3) years, which agreement shall be renewed automatically thereafter for additional terms of one year each. Pursuant to this agreement, Stanley Shuster is to receive minimum compensation of $185,000 per annum and an automobile lease allowance of $600 per month. In May 1999, Stanley Shuster effectively became President of Grand Havana upon the resignation of Harry Shuster, his father.

     Operating Leases: The Company leases restaurant, club and corporate
     ----------------
     facilities under operating leases with original terms ranging from 10 to 25 years. The lease obligations include provisions requiring the payment of property taxes, insurance, repairs and maintenance, and generally contain renewal options and call for contingency rentals based on percentages of sales. Restaurant facilities subleased to franchisees are subleased under similar terms to the lease the Company has with the lessor.

     Minimum lease payments required under noncancelable leases and subleases, respectively, at September 24, 2000 are as follows:

             Fiscal Year Ending                          Amount
             ------------------                          ------
                   2001                                $ 1,043,989
                   2002                                  1,118,478
                   2003                                  1,127,337
                   2004                                  1,137,486
                   2005                                    843,238
                Thereafter                               5,089,896
                                                       -----------
                                                       $10,360,424
                                                       ===========

     Rent expense was $1,093,774 in 2000 and $990,125 in 1999. At September 24, 2000, the Company had $832,845 in certificate of deposit that was used as collateral for an irrevocable letter of credit issued to guarantee the lease of its Grand Havana Room in New York. This deposit exceeds federally insured limits. At September 24, 2000, the Company had $62,883 in certificate of deposit to guarantee the lease of its Grand Havana Room in Beverly Hills.

7.   STOCKHOLDERS' EQUITY

     Stock Options: During fiscal year ended September 28, 1997, the Company
     -------------
     adopted the 1996 Stock Option Plan (the "Plan") to provide to officers, directors, key employees and other key contributors to the Company an opportunity to purchase the common stock of the Company pursuant to "non-qualified stock options" at the discretion of the Board of Directors.

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

     The following table summarizes information concerning outstanding and exercisable options:

                                                                   Weighted
                                                    Number         Average
                                                      of           Exercise
                                                    Options         Price
                                                    --------       --------

     Options Outstanding at September 28, 1998       125,000       $   1.40
     Granted                                         100,000           0.40
     Exercised                                             -              -
     Canceled                                              -              -
                                                    --------       --------
     Options Outstanding at September 26, 1999       225,000           0.80

     Granted                                               -              -
     Exercised                                             -              -
     Canceled                                        (25,000)          3.00
                                                    --------       --------

     Options Outstanding at September 25, 2000       200,000           0.52
                                                    ========       ========

     At September 24, 2000, all outstanding stock options were exercisable at exercise price ranging from $.04 to $1.00. The average remaining contractual life of the outstanding stock options at September 24, 2000 was
     2.7 years.

8.   RELATED PARTY TRANSACTIONS

     The Company entered into a five-year lease with 1990 Westwood Boulevard, Inc. ("Westwood") covering approximately 6,000 square feet of office space for its principal executive offices. The lease provided for rent of $4,000 per month through January 31, 1998, and $4,400 per month thereafter through the end of the term in January 2001. The Company and Westwood have agreed to amend the lease whereby monthly rent, effective January 2000, was reduced to $3,200 and the lease term was extended through January 2014. The principal shareholder of Westwood is Harry Shuster, former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer of the Company and the father of Stanley Shuster, the present Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, a director and principal stockholder of the Company.

     Notes Payable to Related Parties: Notes payable to related parties at
     --------------------------------
     September 24, 2000 and September 26, 1999 consisted of principal amounts due to the following:

                                             2000                   1999
                                          ----------             ----------
     Harry Shuster                        $  300,000             $  300,000
     United Leisure Corporation              682,154                682,154
     United Film Distributors, Inc.          507,000                507,000
     Stanley Shuster                          65,500                 60,000
                                          ----------             ----------
                                          $1,554,654             $1,549,154
                                          ==========             ==========

     The Promissory Note to Harry Shuster is secured by a lien in substantially all assets of the Company. The Promissory Note bears interest at 10% per annum and is due and payable upon demand. This loan has been subordinated to the payable to United Leisure Corporation.

United Leisure: On September 30, 1998, the Company executed a Secured Promissory
--------------
Note dated September 30, 1998 with its affiliate, United Leisure Corporation (the "Promissory Note") in replacement of the previous note to United Leisure. The Promissory Note bears interest at 8% per annum and is due and payable in full on demand. The Promissory Note is secured by a first lien in substantially all assets of the Company. The initial loan advance under the Promissory Note on September 30, 1998 was $607,154, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $71,154. On March 1999, the Company borrowed additional $75,000. United Leisure may from time to time, but is not obligated, to make future advances under the Promissory Note up to a total mount of $1,250,000. Grand Havana issued a total of 100,000 shares of its common stock to United Leisure in return for extending this loan facility.

     As of September 24, 2000, United Leisure owned 966,666 shares of the Company's common stock.

     United Film: In May 1997 the Company entered into a financing agreement
     -----------
     with United Film Distributors, Inc., an affiliate of the Company ("United Film"), whereby United Film agreed to provide advances to the Company from time to time. Interest on any amount advanced bears interest at the rate of prime plus 3% (11% at September 24, 2000). The full principal amount and all accrued but unpaid interest on any amounts advanced is due and payable on demand. Brian Shuster, the Brother of Stanley Shuster, is the President of United Film.

     Due from Related Parties: Due from related parties at September 24, 2000
     ------------------------
     and September 26, 1999 consisted of the following:

                                                 2000            1999
                                               --------        --------
     Harry Shuster                             $ 48,616        $ 48,000
     United Leisure Corporation                  96,576          67,384
     Hit Entertainment                            4,074           4,063
     United Film Distributors, Inc.               6,032           5,990
     1990 Westwood Blvd, Inc.                     3,526           4,564
     Medical Monitors                                51               -
                                               --------        --------
                                               $158,875        $130,001
                                               ========        ========

     Due To Related Parties: Due to related parties at September 24, 2000 and
     ----------------------
     September 26, 1999 consisted of the following:

                                                          2000         1999
                                                       ----------   ----------
     Advances from Harry Shuster                       $  744,869   $  744,869
     Accrued health insurance premiums and
      interest expense to United Leisure                  142,903       50,615
     Accrued interest expense to United Film              183,484      127,867
     Accrued consulting fees and interest expense to
      Harry Shuster                                       482,339      372,928
     Accrued rent to 1990 Westwood Blvd                   126,320      101,369
                                                       ----------   ----------
                                                       $1,679,915   $1,397,648
                                                       ==========   ==========

     Advances from Harry Shuster represents unsecured loans. The loans bear interest at 10.5% per annum (prime rate plus 2%) and is due and payable on demand.

     Bank Leumi Line of Credit: The Company has a $200,000 line of credit
     -------------------------
     with Bank Leumi. Stanley Shuster, the Company's President, is a guarantor of the Company's credit line and has pledged certain personal assets to secure the obligation.

9.   LEGAL PROCEEDINGS

     On August 25, 2000, the Company filed a lawsuit in the Superior Court of the District of Columbia against Thursdays Restaurant Group, L.L.C. after Thursdays failed to timely pay the principal in the amount of $115,000 plus accrued interest on a promissory note. Thursdays issued the promissory note to the Company in connection with the sale of the Company's Washington D.C. operations to Thursdays. The Superior Court entered an Order of Default on October 5, 2000. On November 17, 2000, the Company filed a Request for Default Judgment requesting that judgment be entered in the amount of $131,617.50, plus accrued interest at the rate of 9% per annum from August 20, 2000.