Form 10QSB
period 2000-12-24
GRAND HAVANA ENTERPRISES INC
filed 2001-02-12
CIK 909483

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934

               For the quarterly period ended December 24, 2000.

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

                             YES [X]       NO [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                  Outstanding as of February 8, 2001
--------------------                         ----------------------------------
Common Stock, par                                   14,174,306 shares
value $.01 per share

Transitional Small Business Disclosure Format (check one):


                             YES [_]       NO [X]

                               TABLE OF CONTENTS
                               -----------------

                                    PART I

                             FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Financial Statements                                              3-6

Item 2.   Management's Discussion and Analysis or Plan of                   7
          Operation.


                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings.                                                 11

Item 6.  Exhibits and Reports on Form 8-K.                                  11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                December 24,    September 24,
                                                                                   2000             2000
                                                                               -------------    ------------
                                                                                (unaudited)
                                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                    $    183,016    $     97,161
   Accounts receivable, net                                                          146,511          73,098
   Short-term note receivable                                                        115,000         115,000
   Inventories                                                                       426,561         395,545
   Prepaid expenses                                                                  134,828         133,438
                                                                                ------------    ------------

      TOTAL CURRENT ASSETS                                                         1,005,916         814,243
                                                                                ------------    ------------

PROPERTY AND EQUIPMENT, net                                                        3,204,971       3,311,219

OTHER ASSETS
   Restricted cash                                                                   896,729         895,729
   Due from related parties                                                          169,417         158,875
   Deposits and other assets                                                         115,678          97,036
                                                                                ------------    ------------

      TOTAL OTHER ASSETS                                                           1,181,824       1,151,639
                                                                                ------------    ------------

                                TOTAL                                           $  5,392,711    $  5,277,101
                                                                                ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to related parties                                             $  1,526,655    $  1,549,155
   Bank overdraft                                                                    269,573         248,403
   Accounts payable                                                                  802,692         845,436
   Accrued liabilities                                                               350,086         330,040
   Deferred revenues                                                                 152,855         321,391
   Due to related parties                                                          1,685,745       1,629,510
   Deferred rent payable                                                             516,877         505,913
   Other current liabilities                                                          23,308          23,308
                                                                                ------------    ------------

      TOTAL CURRENT LIABILITIES                                                    5,327,791       5,453,156
                                                                                ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized - 3,000,000 shares; issued and outstanding - none
   Common stock, $.01 par value; authorized -
      50,000,000 shares; issued and outstanding -
      14,174,306 shares in 2000 and 1999                                             141,744         141,744
   Additional paid-in capital                                                     13,279,044      13,279,044
   Accumulated deficit                                                           (13,355,868)    (13,596,843)
                                                                                ------------    ------------

      TOTAL STOCKHOLDERS' EQUITY                                                      64,920        (176,055)
                                                                                ------------    ------------

                                TOTAL                                           $  5,392,711    $  5,277,101
                                                                                ============    ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                 ------------------------------
                                                 December 24,      December 26,
                                                     2000               1999
                                                 ------------      ------------
                                                  (unaudited)      (unaudited)
REVENUES
   Food and beverage                             $    939,717      $    843,676
   Merchandise sales                                  155,045           185,040
   Membership fees                                    520,256           462,607
   Private events                                     453,594           360,662
                                                 ------------      ------------

      TOTAL REVENUES                                2,068,612         1,851,985
                                                 ------------      ------------

COSTS AND EXPENSES
   Food and beverage                                  321,346           272,480
   Merchandise                                         80,687            93,039
   Operating expenses
      Direct labor and benefits                       562,631           505,816
      Occupancy and other                             557,243           640,072
   General and administrative                         150,651           114,460
   Depreciation and amortization                      111,147           112,116
                                                 ------------      ------------

      TOTAL COSTS AND EXPENSES                      1,783,705         1,737,983
                                                 ------------      ------------

INCOME BEFORE OTHER INCOME (EXPENSE)                  284,907           114,002
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
   Interest income                                     12,687            10,797
   Interest expense                                   (56,619)          (55,745)
                                                 ------------      ------------

TOTAL OTHER INCOME (EXPENSE)                          (43,932)          (44,948)
                                                 ------------      ------------

NET INCOME                                       $    240,975      $     69,054
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        14,174,306        14,174,306

BASIC AND DILUTED EARNINGS PER SHARE             $       0.02      $       0.00
                                                 ============      ============

      See accompanying Notes to Condensed Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended
                                                            ---------------------------
                                                            December 24,   December 24,
                                                                2000           1999
                                                            ------------   ------------
                                                             (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $ 240,975    $  69,054
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                              111,147      112,117
      Changes in operating assets and liabilities:
         Accounts receivable                                     (73,413)     (51,316)
         Inventories                                             (31,016)       2,305
         Prepaid expenses                                         (1,390)      13,572
         Accounts payable and other accrued liabilities           33,536      (51,039)
         Deferred charges, deposits and other assets             (18,642)          --
         Deferred revenues                                      (168,536)     (38,784)
         Deferred rent payable                                    10,964       65,870
                                                               ---------    ---------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     103,626      121,779
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                            (4,899)     (22,309)
   Due from related parties                                      (10,542)          97
   Restricted cash                                                (1,000)     (60,391)
                                                               ---------    ---------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (16,441)     (82,603)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                 21,170       15,835
   Due to related parties                                        (22,500)      51,929
                                                               ---------    ---------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (1,330)      67,764
                                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              85,855      106,940

CASH AND CASH EQUIVALENTS, beginning of period                    97,161       94,523
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                       $ 183,016    $ 201,463
                                                               =========    =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for fair statement of (a) the condensed consolidated results of operations for the three months ended December 24, 2000 (b) the condensed consolidated financial position at December 24, 2000 and September 24, 2000 and (c) the condensed consolidated cash flows for the three months ended December 24, 2000. Interim results are not necessarily indicative of the results for a full year.

     The consolidated balance sheet presented as of September 24, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

2.   RECLASSIFICATIONS

     Certain fiscal year ending 2000 balances have been reclassified to conform to 2001 presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act, as amended (the "Exchange Act"), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the ability to obtain adequate working capital on terms favorable to the company, compliance with regulatory requirements, the Company's ability to sell more memberships, a decline in public consumption of cigars and other tobacco products, significant increases in excise taxes which could substantially increase the price of cigars and general economic factors. All forward-looking statements contained in the Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

     Grand Havana Enterprises, Inc. (the "Company" or "Registrant") is engaged in the business of the ownership and operation of private membership restaurants and cigar clubs known as "Grand Havana Rooms," and in the ownership and operation of retail cigar stores known as "Grand Havana House of Cigars."
Unless the context otherwise indicates, the "Company" means Grand Havana Enterprises, Inc., and its consolidated subsidiaries.

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

     For the quarter ended December 24, 2000, the Company had a net income of $240,974, compared to a net income of $69,054 for the quarter ended December 26, 1999. This increase is primarily due to increases in club usage, the addition of a social membership plan in New York only, and successful cost containment. A social member is permitted to use the club's dining facilities, but does not have a locker or humidor. Although the social members pay less in initial and monthly membership fees, the Company receives additional revenue from the increased use of its facilities.

     The two House of Cigars locations are still experiencing operating losses. The Las Vegas House of Cigars location had an operating loss of $14,209 for the quarter ending December 24, 2000, and the Beverly Hills House of Cigars had an operating loss of $4,762 for the same period.

     The Company was incorporated under the laws of the State of Delaware on April 13, 1993, under the name "United Restaurants, Inc." The Company was originally formed in order to acquire all of the capital stock of Love's Enterprises, Inc ("LEI"), which company was the franchiser, owner and operator of the Love's restaurant chain. The Company acquired the stock in May 1993. In December 1996, due to less than anticipated operating results from the Love's restaurant chain, the Company adopted a plan of discontinuance with respect to the Love's restaurant chain, which plan was completed in July 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 24, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 26, 1999.

Revenues

     The Company derives revenues from continuing operations from four principle sources: (1) sales of cigars and related merchandise, (2) membership fees,
(3) food and beverage sales, and (4) private events. During the quarter ended December 24, 2000, the Company had revenues of $2,068,612 compared to revenues of $1,851,985 for quarter ended December 26, 1999, an increase of $216,627 or approximately 11.7%. This increase in revenues is primarily due to the increase in revenues from club usage at the New York Grand Havana Room in November and December 2000, and the increase in revenue from social membership usage. Revenue at the New York Grand Havana Room for the quarter ending December 24, 2000 was $1,383,657 compared to $1,150,000 for the quarter ended December 26, 1999.

     Food and Beverage. Revenue from food and beverage increased from $843,676 in the quarter ended December 26, 1999 to $939,717 in the quarter ended December 24, 2000, and increase of $96,041 or approximately 11.4%. This increase is primarily attributed to the increase in club usage and social membership revenue from the New York Grand Havana Room.

     Merchandise Sales. Revenue from merchandise sales decreased from $185,040 in the fiscal quarter ended December 26, 1999 to $155,045 in the quarter ended December 24, 2000, a decrease of $29,995 or approximately 16.2%. This decrease is principally due to the general reduction in tobacco usage, and decreases in the price of cigars and cigar accessories in response to competition from Internet based cigar and cigar accessory stores.

     Membership Fees. Revenues from membership fees increased from $462,607 in the quarter ended December 26, 1999 to $520,256 in the quarter ended December 24, 2000, an increase of $57,649 or approximately 12.46%. This is primarily a result of increased membership in the New York Grand Havana Room through social and regular membership.

     Private Events. Revenues from private events increased from $360,662 in the quarter ended December 26, 1999 to $453,594 in the quarter ended December 24, 2000, an increase of $92,932 or approximately 25.77%. This increase was attributable to an increase in private parties at the New York Grand Havana Room.

Costs and Expenses

     During the quarter ended December 24, 2000, the Company incurred total costs and expenses of $1,783,705 compared to $1,737,983 for the fiscal quarter ended December 26, 1999, an increase of $45,722 or approximately 2.63%. This increase is primarily due to the increase in direct labor costs, and rising food and beverage costs from the increase in revenue.

     Food and Beverage. During the quarter ended December 24, 2000, food and beverage expenses were $321,346, an increase of $48,866 or 17.93% over food and beverage expenses for the quarter ended December 26, 1999. This increase was attributable to an increase in private parties and social membership revenue from the New York Grand Havana Room.

     Merchandise. During the quarter ended December 24, 2000, merchandise expenses were $80,687, a decrease of $12,352 or 13.28% over merchandise expenses for the quarter ended December 26, 1999. This decrease is principally due to lower sales caused by a general reduction in tobacco usage, and decreases in the price of cigars and cigar accessories in response to competition from Internet based cigar and cigar accessory stores.

     Operating Expenses. During the quarter ended December 24, 2000, operating expenses were $1,119,874, a decrease of $26,014, or approximately 2.27% over operating expenses for the quarter ended December 26, 1999. This decrease was primarily due to the elimination of consulting fees and a reduction in promotional meals.

     Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 0.8% from $112,116 in the quarter December 26, 1999 to $111,147 in the quarter ended December 24, 2000.

     General and Administrative. General and administrative expenses increased by approximately 31.62% from $114,460 in the quarter ended December 26, 1999 to $150,651 in the quarter ended December 24, 2000. This increase is primarily due to legal costs accrued to collect the $115,000 note from the sale of the Washington D.C. Grand Havana Room, an increase in bank fees pertaining to the line of credit from Bank Leumi.

Net Income

     The Company experienced a net income of $240,974 or $0.02 per share for the quarter ended December 24, 2000, compared to a net income of $69,054 or $0.00 per share for the quarter ended December 26, 1999, an increase of $171,920 or approximately 248.96%.


Liquidity and Capital Resources

     At December 24, 2000, the Company had cash or cash equivalents of $183,016.

     On August 15, 1998, Harry Shuster, former Chairman of the Board, President, Chief Executive Officer and director of the Company and the father of Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the company, agreed to lend the Company $300,000. The Company delivered to Harry Shuster its secured promissory note dated August 15, 1998 (the "Shuster Note"). The Shuster Note bears interest at 10% per annum and is due on demand. The Shuster Note is secured by a second lien security interest in certain collateral. As of December 24, 2000, the entire principal amount of the Shuster Note, $300,000, remained outstanding. As of December 24, 2000, the Company is indebted to Harry Shuster in the amount of $1,044,869 for amounts due under the Shuster Note and for advances made from time to time by Harry Shuster to the Company.

     On September 30, 1998, United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure") agreed to make a new installment loan to the Company in the amount up to $1,250,000 in replacement of the previous loan between United Leisure and the Company. The Company executed a Secured Promissory Note dated September 30, 1998 (the "Promissory Note"). The Promissory Note provides that United Leisure may from time to time, but shall not be obligated to, make future advances up to a total amount of $1,250,000. The Promissory Note is secured by a first security interest in certain collateral. The Promissory Note's due date was extended to June 1, 2001. At December 24, 2000 the Company owed an aggregate of $682,155 to United Leisure under the Promissory Note. Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, is the brother of Brian Shuster, the President of United Leisure. Effective January 1, 2001, United Leisure assigned its interests under the Promissory Note to Harry Shuster. On February 1, 2001, the Company paid $54,635 to Harry Shuster in partial payment of the Promissory Note.

     In addition, as of December 24, 2000, an aggregate of $489,000 in principal amount remained outstanding under a financing agreement with United Film Distributors, Inc., an affiliate of the Company, the full amount of which, together with all accrued but unpaid interest thereon, is due and payable by the Company upon demand, which demand could not be made prior to November 1, 1998. The Company made two principal payments of $9,000 during the fiscal quarter ending December 24, 2000, reducing the principal amount from $507,000 to the present balance of $489,000. Stanley Shuster, the current Chairman of the Board, President, Chief Executive Office, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, is the brother of Brian Shuster, the President of United Film Distributors, Inc.

     The Company believes that it will meet its working capital needs, in the current fiscal year, from the operations of its Grand Havana Rooms and Grand Havana House of Cigars locations. Due to the fact that the trading price of the Company's Common Stock has remained low in the last twelve months and because it is currently trading on the OTC Bulletin Board, the Company does not anticipate that it will be able to sell its securities in private placements on terms that are acceptable to the Company for the foreseeable future. If the Company is unable to raise additional funds through the private placement of its securities it may seek financing from affiliated or unaffiliated third parties. There can be no assurance; however, that such financing would be available on terms acceptable to the Company. If the Company is unable to obtain financing to meets its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such options as selling or pledging portions of its assets in order to meet such obligations.

     Management does not expect that inflation will adversely affect the Company's existing or planned operations in the future unless it increases significantly over current levels.



                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

     On August 25, 2000, the Company filed a lawsuit in the Superior Court of the District of Columbia against Thursdays Restaurant Group, L.L.C. ("Thursdays") after Thursdays failed to timely pay the principal in the amount of $115,000 plus accrued interest on a promissory note. Thursdays issued the promissory note to the Company in connection with the sale of the Company's Washington D.C. operations to Thursdays. The Superior Court entered a judgment against Thursdays on January 17, 2001. On February 1, 2001, the Company obtained a writ of attachment against Thursdays that was subsequently served on Thursdays.

Item 6.   Exhibits and Reports on Form 8-K.


     (a) Exhibits

          (27) Financial Data Schedule

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 24, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             GRAND HAVANA ENTERPRISES, INC.



Date: February 12, 2001                           /s/ Stanley Shuster
                                             -----------------------------------
                                             Stanley Shuster
                                             Chairman, Chief Executive Officer,
                                             and Chief Financial Officer