Form 10QSB
period 2001-03-25
GRAND HAVANA ENTERPRISES INC
filed 2001-05-09
CIK 909483

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended March 25, 2001.

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

                             YES [X]       NO [_]

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                        Outstanding as of May 3, 2001
      -----                                        -----------------------------
  Common Stock, par                                     14,174,306 shares
value $.01 per share

Transitional Small Business Disclosure Format (check one):

                             YES [_]       NO [X]

                               TABLE OF CONTENTS
                               -----------------

                                    PART I

                             FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Financial Statements                                                2

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.                                                          6


                                    PART II

                               OTHER INFORMATION

Item 1.   Legal Proceedings.                                                 10

Item 6.   Exhibits and Reports on Form 8-K.                                  10



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 25,       September 24,
                                                                         2001              2000
                                                                     ------------      -------------
                                                                      (unaudited)
                                 ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                         $    126,897       $     97,161
   Accounts receivable, net                                               114,709             73,098
   Short-term note receivable                                                   -            115,000
   Inventories                                                            413,128            395,545
   Prepaid expenses                                                       133,756            133,438
                                                                     ------------      -------------

      TOTAL CURRENT ASSETS                                                788,490            814,242
                                                                     ------------      -------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                 3,186,184          3,356,589

OTHER ASSETS
   Restricted cash                                                        896,729            895,729
   Due from related parties                                                58,262            158,875
   Deposits and other assets                                               43,418             51,666
                                                                     ------------      -------------

      TOTAL OTHER ASSETS                                                  998,409          1,106,270
                                                                     ------------      -------------

          TOTAL                                                      $  4,973,083       $  5,277,101
                                                                     ============       ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to related parties                                  $  1,539,746       $  1,554,654
   Bank overdraft                                                         265,356            248,403
   Accounts payable                                                       717,726            854,631
   Accrued liabilities                                                    397,693            264,941
   Due to lessor for release of lease obligation                          145,000                  -
   Deferred revenues                                                      193,828            321,391
   Due to related parties                                               1,615,154          1,679,915
   Deferred rent payable                                                  527,841            505,913
   Other current liabilities                                               23,308             23,308
                                                                     ------------       ------------

      TOTAL CURRENT LIABILITIES                                         5,425,652          5,453,156
                                                                     ------------       ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized -
      3,000,000 shares; issued and outstanding - none
   Common stock, $.01 par value; authorized -
      50,000,000 shares; issued and outstanding -
      14,174,306 shares in 2001 and 2000                                  141,744            141,744
   Additional paid-in capital                                          13,279,044         13,279,044
   Accumulated deficit                                                (13,873,357)       (13,596,843)
                                                                     ------------       ------------

      TOTAL STOCKHOLDERS' EQUITY                                         (452,569)          (176,055)
                                                                     ------------       ------------

          TOTAL                                                      $  4,973,083       $  5,277,101
                                                                     ============       ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              Six Months Ended                      Three Months Ended
                                                          March 25,         March 26,              March 25,         March 26,
                                                            2001              2000                   2001               2000
                                                         -----------       -----------           ------------      ------------
REVENUES
   Food and beverage                                     $ 1,607,241       $ 1,669,903           $   667,524       $   826,227
   Merchandise sales                                         306,403           348,205               151,358           163,165
   Membership fees                                         1,023,325           960,014               503,069           497,407
   Club activities                                           560,358           416,734               106,764            56,072
                                                         -----------       -----------           ------------      ------------

      TOTAL REVENUES                                       3,497,327         3,394,856             1,428,715         1,542,871
                                                         -----------       -----------           ------------      ------------

COSTS AND EXPENSES
   Food and beverage                                         584,071           562,119               262,725           289,639
   Merchandise                                               157,549           174,652                76,862            81,613
   Operating expenses
      Direct labor and benefits                            1,069,724         1,023,451               507,093           517,635
      Occupancy and other                                  1,102,298         1,208,809               545,055           568,737
   General and administrative                                285,857           178,247               135,206            63,787
   Depreciation and amortization                             222,496           224,233               111,349           112,117
                                                         -----------       -----------           ------------      ------------

      TOTAL COSTS AND EXPENSES                             3,421,995         3,371,511             1,638,290         1,633,528
                                                         -----------       -----------           ------------      ------------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                   75,332            23,345              (209,575)          (90,657)
                                                         -----------       -----------           ------------      ------------

OTHER INCOME (EXPENSE)
   Interest income                                            24,419            24,314                11,732            13,517
   Interest expense                                         (116,265)         (113,691)              (59,646)          (57,946)
   Expense from release of lease obligation                 (260,000)                -              (260,000)                -
                                                         -----------       -----------           ------------      ------------

TOTAL OTHER INCOME (EXPENSE)                                (351,846)          (89,377)             (307,914)          (44,429)
                                                         -----------       -----------           ------------      ------------

NET LOSS                                                 $  (276,514)      $   (66,032)          $  (517,489)      $  (135,086)
                                                         ===========       ===========           ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                               14,174,306        14,174,306            14,174,306        14,174,306

BASIC AND DILUTED LOSS PER SHARE                         $     (0.02)      $     (0.00)          $     (0.04)      $     (0.01)
                                                         ===========       ===========           ===========       ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                            March 25,                  March 26,
                                                                              2001                       2000
                                                                           -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                        $(276,514)                  $(66,032)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                           222,496                    224,233
      Expense from release of lease obligation                                260,000                          -
      Changes in operating assets and liabilities:
         Accounts receivable                                                  (41,611)                   (90,966)
         Inventories                                                          (17,583)                      (231)
         Prepaid expenses                                                        (318)                    39,203
         Accounts payable and other accrued liabilities                        94,791                    (21,516)
         Deferred revenues                                                   (127,563)                    23,900
         Deferred rent payable                                                 21,928                     76,834
                                                                           -----------                -----------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  135,626                    185,425
                                                                           -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                        (52,091)                   (29,947)
   Deposits and other assets                                                    8,248                          -
   Restricted cash                                                             (1,000)                   (60,391)
                                                                           -----------                -----------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (44,843)                   (98,701)
                                                                           -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                              16,953                    (54,727)
   Due from related parties                                                   (78,000)                         -
                                                                           -----------                -----------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (61,047)                   (54,727)
                                                                           -----------                -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           29,736                     31,997

CASH AND CASH EQUIVALENTS, beginning of period                                 97,161                     94,523
                                                                           -----------                -----------
CASH AND CASH EQUIVALENTS, end of period                                    $ 126,897                   $126,520
                                                                           ===========                ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statements of (a) the consolidated condensed results of operations for the six and three months ended March 25, 2001 and March 26, 2000, (b) the consolidated condensed financial position at March 25, 2001 and September 24, 2000, and (c) the consolidated condensed cash flows for the six months ended March 25, 2001 and March 26, 2000. Interim results are not necessarily indicative of the results for a full year.

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

3.  RELATED PARTY TRANSACTIONS

    On September 30, 1998, United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure") agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacements of the previous loan between United Leisure and the Company. The Company executed a Secured Promissory Note date September 30, 1998 (the "Promissory Note"). The Promissory Note was secured by a first lien security interest in certain collateral. The Promissory Note's due date was extended to be on demand. On January 31, 2001, United Leisure assigned the Promissory Note to Harry Shuster, former Chairman of the Board, President, Chief Executive Officer and director of the Company. The President of United Leisure is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company. The Company entered into a new amended promissory note (the "Amended Note"), with Harry Shuster for $740,245.71, which included all accrued interest from the Promissory Note, and the Amended Note bears interest at 10% per annum. The Amended Note is due and payable on October 1, 2003. On February 1, 2001, the Company paid $50,000 in principal and $5,000 in interest to Harry Shuster. On March 25, 2001, the Company owed an aggregate of $690,245.71.

    Notes Payable to Related Parties: Notes payable to related parties at March 25, 2001 and September 24, 2000 consisted of principal amounts due to the following:

                                                   2001           2000
                                                ----------     ----------
    Harry Shuster                               $  300,000     $  300,000
    Harry Shuster                                  690,246             -
    United Leisure Corporation                          -         682,154
    United Film Distributors, Inc.                 489,000        507,000
    Stanley Shuster                                 60,500         65,500
                                                ----------     ----------
                                                $1,539,746     $1,554,654
                                                ==========     ==========

    Due from Related Parties: Due from related parties at March 25, 2001 and September 24, 2000 consisted of the following:

                                                   2001           2000
                                                ----------     ----------
    Harry Shuster                               $   49,014     $   48,616
    United Leisure Corporation                       7,917         96,576
    Hit Entertainment                                   -           4,074
    United Film Distributors, Inc.                      -           6,032
    1990 Westwood Blvd, Inc.                         1,280          3,526
    Medical Monitors                                    51             51
                                                ----------     ----------
                                                $   58,262     $  158,875
                                                ==========     ==========

    Due to Related Parties: Due to related parties at March 25, 2001 and September 24, 2000 consisted of the following:

                                                   2001           2000
                                                ----------     ----------
    Advances from Harry Shuster                 $  744,869     $  744,869
    Accrued health insurance premiums and
     interest expense to United Leisure                 -         142,903
    Accrued interest expense to United Film
     Distributors, Inc.                            200,520        183,484
    Accrued consulting fees and interest
     expense to Harry Shuster                      537,045        482,339
    Accrued rent to 1990 Westwood Blvd             132,720        126,320
                                                ----------     ----------
                                                $1,615,154     $1,679,915
                                                ==========     ==========

4.  RELEASE OF LEASE OBLIGATION

    On August 25, 2000, the Company filed a lawsuit in the Superior Court of the District of Columbia against Thursdays Restaurant Group, L.L.C. ("Thursdays") after Thursdays failed to timely pay the principal in the amount of $115,000 plus accrued interest on a promissory note. Thursdays issued the promissory note to the Company in connection with the sale of the Company's Washington D.C. operations to Thursdays which included a sublease on the premises formerly occupied by the Company. The Superior Court entered a judgment against Thursdays on January 17, 2001. On February 1, 2001, the Company obtained a writ of attachment against Thursdays that was subsequently served on Thursdays. Pursuant to the writ of attachment, the Company garnished certain of Thursdays' accounts and obtained approximately $12,500. On or around March 30, 2001, Thursdays vacated the premises occupied pursuant to the sublease. As a result of Thursdays departure and failure to pay rent, the landlord of the premises indicated that the Company would remain liable under the lease agreement for the premises. In order to settle its liability for Thursdays' failure to pay rent, additional rent and other lease obligations, the Company has reached an agreement in principal with the landlord whereby, in exchange for a full release, the Company would assign its right in the judgment against Thursdays to the landlord, transfer $12,500 of garnished funds to the landlord, and pay $145,000 to the landlord ($25,000 upon execution of a definitive agreement with monthly payments of $10,000 until the full amount is paid, without interest on amounts outstanding). The Company cannot make any assurances that the agreement in principal will be reduced to writing.

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

     For the quarter ended March 25, 2001, the Company had a net loss of ($517,489) compared to a net loss of ($135,086) for the fiscal quarter ended March 26, 2000. This is due primarily to the write off of the $115,000 note receivable from Thursday's Restaurants Group, L.L.C. ("Thursdays"). This promissory note was issued by Thursdays for the sale of assets in the Washington D.C. location. The sale to Thursdays included a sublease of the premises formerly occupied by the Company. Thursdays failed to pay the promissory note, and the Company filed a lawsuit in Washington D.C. The Company obtained a judgment against Thursdays in January 2001. Thursdays subsequently vacated the premises it occupied under the sublease with the Company. As a result, the landlord of the premises indicated that the departure of Thursdays would not relieve the Company of its obligations under the original lease agreement. In order to settle its liability for Thursdays' failure to pay rent, additional rent and other lease obligations, the Company has reached an agreement in principal with the landlord whereby, in exchange for full release, the Company would assign its rights in the judgment against Thursdays to the landlord and would also pay the landlord $145,000 ($25,000 upon execution of an agreement), with monthly payments of $10,000.

     The two House of Cigars locations are still experiencing operating losses. The Las Vegas House of Cigars location had an operating loss of ($12,067) for the quarter ended March 25, 2001, as compared to ($7,091) for the quarter ended March 26, 2000. The Beverly Hills House of Cigars had an operating loss of ($6,750) for the quarter ended March 25, 2001, as compared to an operating loss of ($6,454) for the quarter ended March 26, 2000.

     The Company was incorporated under the laws of the State of Delaware on April 13, 1993 under the name "United Restaurants, Inc." The Company was originally formed in order to acquire all of capital stock of Love's Enterprises, Inc. ("LEI"), which company was the franchiser, owner and operator of the Love's restaurant chain. The Company acquired the stock of LEI in May 1993. In December 1996, due to less than anticipated operating results from the Love's restaurant chain, the Company adopted a plan of discontinuance with respect to the Love's restaurant chain, which plan was completed in July 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 25, 2001 COMPARED TO THREE MONTHS ENDED MARCH 26,
2000.

REVENUES

     The Company derives revenues from continuing operations from four principal sources: (1) Sales of cigars and related merchandise, (2) membership fees, (3) food and beverage sales, and (4) private events. During the fiscal quarter ended March 25, 2001, the company had revenues for $1,428,715 compared to revenues of $1,542,871 for fiscal quarter ended March 26, 2000, a decrease of $114,156 or approximately 7.4%. This decrease in revenues is primarily due to a decrease in food and beverage sales.

     Membership Fees. Revenue from membership fees increased from $497,407 in the fiscal quarter ended March 26, 2000 to $503,069 in the fiscal quarter ended March 25, 2001, an increase of $5,662 or approximately 1.1%. This is primarily due to overall increase in membership, primarily in New York. The New York Grand Havana Room has approximately 15% of its regular and social memberships available for sale.

     Merchandise Sales. Revenue from merchandise sales decreased from $163,165 in the fiscal quarter ended March 26, 2000 to $151,358 in the fiscal quarter ended March 25, 2001, a decrease of $11,807 or approximately 7.2%. This decrease is principally due to the overall public decline in tobacco and other tobacco products usage.

     Food and Beverage. Revenue from food and beverage decreased from $826,227 in the fiscal quarter ended March 26, 2000 to $667,524 in the fiscal quarter ended March 25, 2001, a decrease of $158,703 or approximately 19.2%. This decrease is primarily due to the general economic slowdown.

     Private Events. Revenue from private events increased from $56,072 in the fiscal quarter ended March 26, 2000 to $106,764 in the fiscal quarter ended March 25, 2001, an increase of $50,692 or approximately 90.4%. This is primarily due to sub leasing of a portion of the Beverly Hills location to Mistral's Brasserie LLC.

COSTS AND EXPENSES

     During the fiscal quarter ended March 25, 2001 the Company incurred total costs and expenses of $1,638,290 compared to $1,633,528 for the fiscal quarter ended March 26, 2000, an increase of $4,762 or approximately 0.3%.

     Food and Beverage. During the quarter ended March 25, 2001, food and beverage expenses were $262,725, a decrease of $26,914 or 9.3% over food and beverage expenses for the quarter ended March 26, 2000. This decrease was attributable to reduction in food and beverage sales. The Company also closed its kitchen in Beverly Hills at the end of January 2001, and entered into a contract with Mistral's Brasserie to provide food for the club.

     Merchandise. During the quarter ended March 25, 2001, merchandise expenses were $76,862, a decrease of $4,751 or 5.8% over merchandise expenses for the quarter ended March 26, 2000. This decrease was due to lower merchandise sales.

     Operating Expenses. During the quarter ended March 25, 2001, operating expenses were $1,052,148 a decrease of $34,224 or 3.2% over operating expenses for the quarter ended March 26, 2000. This decrease was attributable to the reduction of complimentary meals in New York and Beverly Hills, and the elimination of outside consultants in New York.

     Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 0.7% from $112,117 in the fiscal quarter ended March 26, 2000 to $111,349 in the fiscal quarter ended March 25, 2001.

     General and Administrative. General and administrative expenses increased by approximately 112.0% from $63,787 in the fiscal quarter ended March 26, 2000 to $135,206 in the fiscal quarter ended March 25, 2001. This figure reflects increase in legal costs.

NET LOSS

     The Company experienced a net loss of ($517,489) or ($0.04) per share for the fiscal quarter ended March 25, 2001, compared to a net loss of ($135,086) or ($0.01) per share for fiscal quarter ended March 26, 2000, an increase of $382,403 or approximately 283.1%.

SIX MONTHS ENDED MARCH 25, 2001 COMPARED TO SIX MONTHS ENDED MARCH 26, 2000.

REVENUES

     During the six months ended March 25, 2001, the Company had revenues of $3,497,327 compared to revenues of $3,394,856 for the six months ended March 26, 2000, an increase of $102,471 or approximately 3.0%. This increase in revenues is primarily due to the increase in revenues from private events and additional rental income on the sub leasing of a portion of the Beverly Hills location.

     Membership Fees. Revenue from membership fees increased from $960,014 in the six months ended March 26, 2000 to $1,023,325 in the six months ended March 25, 2001, an increase of $63,311 or approximately 6.6%.

     Merchandise Sales. Revenue from merchandise sales decreased from $348,205 in the six months ended March 26, 2000 to $306,403 in the six months ended March 25, 2001, a decrease of $41,802 or approximately 12.0%.

     Food and Beverage. Revenue from food and beverage decreased from $1,669,903 in the six months ended March 26, 2000 to $1,607,241 in the six months ended March 25, 2001, a decrease of ($62,662) or approximately 3.8%. This decrease is primarily attributable to the general economic slowdown.

     Private Events. Revenue from private events increased from $416,734 in the six months ended March 26, 2000 to $560,358 in the six months ended March 25, 2001, an increase of $143,624 or approximately 34.5%. This increase was a result of an increase in private parties, auctions, and the rental income from Mistral's Brasserie LLC.

COSTS AND EXPENSES

     During the six months ended March 25, 2001 the Company incurred total costs and expenses of $3,421,995 compared to $3,371,511 for the six months ended March 26, 2000, an increase of $50,484 or approximately 1.5%. This increase is primarily due to the increase in general and administrative costs.

     Food and Beverage. During the six months ended March 25, 2001, food and beverage expenses were $584,071, an increase of $21,952 or 3.9% over food and beverage expenses for the six months ended March 26, 2000. This increase was attributable to an increase in membership and an increase in members' use of the Company's facilities.

     Merchandise. During the six months ended March 25, 2001, merchandise expenses were $157,549; a decrease of $17,103 or 9.8% over merchandise expenses for the six months ended March 26, 2000. This decrease was attributable to a decrease in merchandise sales.

     Operating Expenses. During the quarter ended March 25, 2001, operating expenses were $2,172,022, a decrease of $60,238 or 2.7% over operating expenses for the six months ended March 26, 2000. This decrease was attributable to reduction in the kitchen staff in Beverly Hills, the reduction in complimentary meals, and the elimination of outside consultants in New York.

     Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 0.8% from $224,233 in the six months ended March 26, 2000 to $222,496 in the six months ended March 25, 2001.

     General and Administrative. General and administrative expenses increased by approximately 60.4% from $178,247 in the six months ended March 26, 2000 to $285,857 in the six months ended March 25, 2001.

NET LOSS

     The Company experienced a net loss of ($276,514) or ($0.02) per share for the six months ended March 25, 2001, compared to a net loss of ($66,032) or ($0.00) per share for the six months ended March 26, 2000, an increase of $210,482 or 318.8%.

LIQUIDITY AND CAPITAL RESOURCES

     At March 25, 2001, the Company had cash or cash equivalents of $126,897.

     On August 15, 1998, Harry Shuster, former Chairman of the Board, President, Chief Executive Officer and director of the Company and the father of Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, agreed to lend the Company $300,000. The Company delivered to Harry Shuster its secured promissory note dated August 15, 1998 (the "Shuster Note"). The Shuster Note bears interest at 10% per annum. Its due date has been extended by agreement with Harry Shuster to on demand. The Shuster
Note is secured by a second lien security interest in certain collateral. As of March 25, 2001, the entire principal amount of the Shuster Note, $300,000, remained outstanding. As of March 25, 2001, the Company is indebted to Harry Shuster in the amount of $1,044,869 for amounts due under the Shuster Note and for advances made from time to time by Harry Shuster to the Company.

     On September 30, 1998, United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure") agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacements of the previous loan between United Leisure and the Company. The Company executed a Secured Promissory Note date September 30, 1998 (the "Promissory Note"). The Promissory Note was secured by a first lien security interest in certain collateral. The Promissory Note's due date was extended to be on demand. On January 31, 2001, United Leisure assigned the Promissory Note to Harry Shuster, former Chairman of the Board, President, Chief

Executive Officer and director of the Company. The President of United Leisure is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company. The Company entered into a new amended promissory note (the "Amended Note"), with Harry Shuster for $740,245.71, which included all accrued interest from the Promissory Note, and the Amended Note bears interest at 10% per annum. The Amended Note is due and payable on October 1, 2003. On February 1, 2001, the Company paid $50,000 in principal and $5,000 in interest to Harry Shuster. On March 25, 2001, the company owed an aggregate of $690,245.71.

     In addition, as of March 25, 2001, an aggregate of $489,000 in principal amount remained outstanding under a financing agreement with United Film Distributors, Inc., an affiliate of the Company, the full amount of which, together with all accrued but unpaid interest thereon, is due and payable by the Company on demand, which demand could not be made prior to November 1, 1998. Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, director and principal stockholder of the Company, is the brother of Brian Shuster, the President of United Film Distributors, Inc.

     The Company believes that it will meet its working capital needs, in the current fiscal year, from the operations of its Grand Havana Rooms and Grand Havana House of Cigars locations. Due to the fact that the trading price of the Company's Common Stock has remained low in the last twelve months and because it is currently trading on the OTC Bulletin Board, the Company does not anticipate that it will be able to sell its securities in private placements on terms that are acceptable to the Company for the foreseeable future. If the Company is unable to raise additional funds through private placement of its securities it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if available, that it will be available on terms acceptable to the Company. If the Company is unable to obtain financing to meet is working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such options as selling or pledging portions of its assets in order to meet such obligations.

                           PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     On August 25, 2000, the Company filed a lawsuit in the Superior Court of the District of Columbia against Thursdays Restaurant Group, L.L.C. ("Thursdays") after Thursdays failed to timely pay the principal in the amount of $115,000 plus accrued interest on a promissory note. Thursdays issued the promissory note to the Company in connection with the sale of the Company's Washington D.C. operations to Thursdays. The sale to Thursdays included a sublease of the premises formerly occupied by the Company. The Superior Court entered a judgment against Thursdays on January 17, 2001. On February 1, 2001, the Company obtained a writ of attachment against Thursdays that was subsequently served on Thursdays. Pursuant to the writ of attachment, the Company garnished certain of Thursdays' accounts and obtained approximately $12,500. On or around March 30, 2001, Thursdays vacated the premises occupied pursuant to the sublease. As a result of Thursdays departure and failure to pay rent, the landlord of the premises indicated that the Company would remain liable under the lease agreement for the premises. In order to settle its liability for Thursdays' failure to pay rent, additional rent and other lease obligations, the Company has reached an agreement in principal with the landlord whereby, in exchange for a full release, the Company would assign its right in the judgment against Thursdays to the landlord, transfer $12,500 of garnished funds to the landlord, and pay $145,000 to the landlord ($25,000 upon execution of a definitive agreement with monthly payments of $10,000 until the full amount is paid, without interest on amounts outstanding). The Company cannot make any assurances that the agreement in principal will be reduced to writing.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


    (a) Exhibits

        None.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 25, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GRAND HAVANA ENTERPRISES, INC.



Date: May 8, 2001                                /s/ Stanley Shuster
                                             -----------------------------------
                                             Stanley Shuster
                                             Chairman, Chief Executive Officer,
                                             and Chief Financial Officer