Form 10QSB
period 2001-06-24
GRAND HAVANA ENTERPRISES INC
filed 2001-08-07
CIK 909483

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended June 24, 2001.

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

                             YES [X]       NO [_]

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                   Outstanding as of August 1, 2001
      -----                                   --------------------------------
  Common Stock, par                                  14,174,306 shares
value $.01 per share

Transitional Small Business Disclosure Format (check one):

                             YES [_]       NO [X]

                               TABLE OF CONTENTS
                               -----------------

                                    PART I

                             FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Financial Statements                                              3-7

Item 2.   Management's Discussion and Analysis or Plan of                   8
          Operation.


                                    PART II

                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                                 12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 24,           September 24,
                                                                                      2001                 2000
                                                                                ------------------   ------------------
                                                                                   (unaudited)
                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                            $ 125,873             $ 97,161
   Accounts receivable, net                                                               118,375               73,098
   Short-term note receivable                                                                   -              115,000
   Inventories                                                                            384,569              395,545
   Prepaid expenses                                                                       113,899              133,438
                                                                                ------------------   ------------------

      TOTAL CURRENT ASSETS                                                                742,715              814,242
                                                                                ------------------   ------------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                 3,111,783            3,356,589

OTHER ASSETS
   Restricted cash                                                                        908,969              895,729
   Due from related parties                                                                62,430              158,875
   Deposits and other assets                                                               41,906               51,666
                                                                                ------------------   ------------------

      TOTAL OTHER ASSETS                                                                1,013,304            1,106,270
                                                                                ------------------   ------------------

                                   TOTAL                                              $ 4,867,802          $ 5,277,101
                                                                                ==================   ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable to related parties                                                   $ 1,488,246          $ 1,554,654
   Bank overdraft                                                                         410,513              248,403
   Accounts payable                                                                       712,433              854,631
   Accrued liabilities                                                                    347,854              264,941
   Due to lessor for release of lease obligation                                          110,000                    -
   Deferred revenues                                                                      220,825              321,391
   Due to related parties                                                               1,702,972            1,679,915
   Deferred rent payable                                                                  538,805              505,913
   Other current liabilities                                                               23,308               23,308
                                                                                ------------------   ------------------

      TOTAL CURRENT LIABILITIES                                                         5,554,954            5,453,156
                                                                                ------------------   ------------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value; authorized - 3,000,000 shares; issued and outstanding - none
   Common stock, $.01 par value; authorized -
      50,000,000 shares; issued and outstanding -
      14,174,306 shares in 2000 and 1999                                                  141,744              141,744
   Additional paid-in capital                                                          13,279,044           13,279,044
   Accumulated deficit                                                                (14,107,940)         (13,596,843)
                                                                                ------------------   ------------------

      TOTAL STOCKHOLDERS' DEFICIT                                                         (687,152)            (176,055)
                                                                                ------------------   ------------------

                                   TOTAL                                              $ 4,867,802          $ 5,277,101
                                                                                ==================   ==================

    See accompanying Notes to Condensed Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Nine Months Ended                          Three Months Ended
                                                   June 24,              June 25,             June 24,               June 25,
                                                     2001                  2000                 2001                   2000
                                               ------------------    ------------------   ------------------    -------------------
                                                  (unaudited)           (unaudited)          (unaudited)            (unaudited)
REVENUES
   Food and beverage                                 $ 2,290,870           $ 2,448,298            $ 683,629              $ 778,395
   Merchandise sales                                     438,649               496,455              132,246                148,250
   Membership fees                                     1,544,419             1,490,642              521,094                530,628
   Club activities/Private events                        701,868               559,600              141,510                142,866
                                               ------------------    ------------------   ------------------    -------------------

      TOTAL REVENUES                                   4,975,806             4,994,995            1,478,479              1,600,139
                                               ------------------    ------------------   ------------------    -------------------

COSTS AND EXPENSES
   Food and beverage                                     857,044               847,804              272,973                285,685
   Merchandise                                           231,251               242,727               73,702                 68,075
   Operating expenses
      Direct labor and benefits                        1,577,858             1,558,104              508,134                534,653
      Occupancy and other                              1,668,467             1,782,281              566,169                573,472
   General and administrative                            421,854               312,309              135,997                134,062
   Depreciation and amortization                         333,958               336,857              111,462                112,624
                                               ------------------    ------------------   ------------------    -------------------

      TOTAL COSTS AND EXPENSES                         5,090,432             5,080,082            1,668,437              1,708,571
                                               ------------------    ------------------   ------------------    -------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                       (114,625)              (85,087)            (189,957)              (108,432)
                                               ------------------    ------------------   ------------------    -------------------

OTHER INCOME (EXPENSE)
   Interest income                                        36,727                34,904               12,308                 10,590
   Interest expense                                     (173,199)             (168,853)             (56,934)               (55,162)
   Expense from release of lease obligation             (260,000)                    -                    -                      -
                                               ------------------    ------------------   ------------------    -------------------

TOTAL OTHER INCOME (EXPENSE)                            (396,472)             (133,949)             (44,626)               (44,572)
                                               ------------------    ------------------   ------------------    -------------------

NET LOSS                                              $ (511,097)           $ (219,036)          $ (234,583)            $ (153,004)
                                               ==================    ==================   ==================    ===================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           14,174,306            14,174,306           14,174,306             14,174,306

BASIC AND DILUTED LOSS PER SHARE                         $ (0.04)              $ (0.02)             $ (0.02)               $ (0.01)
                                               ==================    ==================   ==================    ===================

     See accompanying Notes to Condensed Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Nine Months Ended
                                                                                               June 24,              June 25,
                                                                                                 2001                  2000
                                                                                           ------------------    ------------------
                                                                                              (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                       $ (511,097)           $ (219,036)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                                  333,958               224,233
      Expense from release of lease obligation                                                       260,000                     -
      Changes in operating assets and liabilities:
         Accounts receivable                                                                         (45,277)              (90,966)
         Inventories                                                                                  10,976                  (231)
         Prepaid expenses                                                                             19,539                39,203
         Accounts payable and other accrued liabilities                                              (71,228)              (21,516)
         Deferred revenues                                                                          (100,566)               23,900
         Deferred rent payable                                                                        32,892                76,834
                                                                                           ------------------    ------------------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         (70,804)               32,421
                                                                                           ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                               (89,151)              (29,947)
   Due from related parties                                                                           96,445                (8,363)
   Deposits and other assets                                                                           9,760                     -
   Restricted cash                                                                                   (13,240)              (60,391)
                                                                                           ------------------    ------------------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           3,814               (98,701)
                                                                                           ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                                    162,110               (54,727)
   Due from related parties                                                                          (66,408)                    -
                                                                                           ------------------    ------------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           95,701               (54,727)
                                                                                           ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  28,712              (121,007)

CASH AND CASH EQUIVALENTS, beginning of period                                                        97,161                94,523
                                                                                           ------------------    ------------------

CASH AND CASH EQUIVALENTS, end of period                                                           $ 125,873             $ (26,484)
                                                                                           ==================    ==================

     See accompanying Notes to Condensed Consolidated Financial Statements

                GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  BASIS OF PRESENTATION

    The interim condensed consolidated financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the "Company") without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statements of (a) the consolidated results of operations for the nine and three months ended June 24, 2001 and June 25, 2000, (b) the consolidated financial position at June 24, 2001 and September 24, 2000, and (c) the consolidated cash flows for the nine months ended June 24, 2001 and June 25, 2000. Interim results are not necessarily indicative of the results for a full year.

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

3.  RELATED PARTY TRANSACTIONS

    On September 30, 1998, United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure") agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacements of the previous loan between United Leisure and the Company. The Company executed a Secured Promissory Note date September 30, 1998 (the "Promissory Note"). The Promissory Note was secured by a first lien security interest in certain collateral. The Promissory Note's due date was extended to be on demand. On January 31, 2001, United Leisure assigned the Promissory Note to Harry Shuster, former Chairman of the Board, President, Chief Executive Officer and director of the Company. The President of United Leisure is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company. The Company entered into a new amended promissory note (the "Amended Note"), with Harry Shuster for $740,245.71, which included all accrued interest from the Promissory Note, and the Amended Note bears interest at 10% per annum. The Amended Note is due and payable on October 1, 2003. Since the inception of the Amended Note, the Company paid $100,000 in principal and $27,268 in interest to Harry Shuster. On June 24, 2001, the Company owed an aggregate of $640,245.71.

    Notes Payable to Related Parties: Notes payable to related parties at June 24, 2001 and September 24, 2000 consisted of principal amounts due to the following:

                                                          2001                  2000
                                                    ------------------    ------------------
    Harry Shuster                                           $  300,000            $  300,000
    Harry Shuster                                              640,246                     -
    United Leisure Corporation                                       -               682,154
    United Film Distributors, Inc.                             489,000               507,000
    Stanley Shuster                                             59,000                65,500
                                                    ------------------    ------------------
                                                            $1,488,246            $1,554,654
                                                    ==================    ==================

    Due from Related Parties: Due from related parties at June 24, 2001 and September 24, 2000 consisted of the following:

                                                                            2001                  2000
                                                                      ------------------    ------------------
    Harry Shuster                                                                $50,171              $ 48,616
    United Leisure Corporation                                                    12,208                96,576
    Hit Entertainment                                                                  -                 4,074
    United Film Distributors, Inc.                                                     -                 6,032
    1990 Westwood Blvd, Inc.                                                           -                 3,526
    Medical Monitors                                                                  51                    51
                                                                      ------------------    ------------------
                                                                                 $62,430              $158,875
                                                                      ==================    ==================

    Due to Related Parties: Due to related parties at June 24, 2001 and September 24, 2000 consisted of the following:

                                                                           2001                  2000
                                                                      ------------------    ------------------
    Advances from Harry Shuster                                               $  744,869            $  744,869
    Accrued health insurance premiums and
      interest expense to United Leisure                                               -               142,903
    Accrued interest expense to United Film Distributors, Inc.                   213,931               183,484
    Accrued consulting fees and interest expense to
      Harry Shuster                                                              605,052               482,339
    Accrued rent to 1990 Westood Blvd                                            139,120               126,320
                                                                      ==================    ==================
                                                                              $1,702,972            $1,679,915
                                                                      ==================    ==================

4.  RELEASE OF LEASE OBLIGATION

    On August 25, 2000, the Company filed a lawsuit in the Superior Court of the District of Columbia against Thursdays Restaurant Group, L.L.C. ("Thursdays") after Thursdays failed to timely pay the principal in the amount of $115,000 plus accrued interest on a promissory note. Thursdays issued the promissory note to the Company in connection with the sale of the Company's Washington D.C. operations to Thursdays which included a sublease on the premises formerly occupied by the Company. The Superior Court entered a judgment against Thursdays on January 17, 2001. On February 1, 2001, the Company obtained a writ of attachment against Thursdays that was subsequently served on Thursdays. Pursuant to the writ of attachment, the Company garnished certain of Thursdays' accounts and obtained approximately $12,500. On or around March 30, 2001, Thursdays vacated the premises occupied pursuant to the sublease. As a result of Thursdays departure and failure to pay rent, the landlord of the premises indicated that the Company would remain liable under the lease agreement for the premises. In order to settle its liability for Thursdays' failure to pay rent, additional rent and other lease obligations, the Company reached an agreement with the landlord whereby, in exchange for a full release, the Company assigned its right in the judgment against Thursdays to the landlord, transferred $12,500 of garnished funds to the landlord, and agreed to pay $145,000 to the landlord ($25,000 upon execution of the agreement with monthly payments of $10,000 until the full amount is paid, without interest on amounts outstanding).

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     For the quarter ended June 24, 2001, the Company had a net loss of ($234,583) compared to a net loss of ($153,004) for the fiscal quarter ended June 25, 2000. This is primarily due to a reduction in revenue, resulting from the general economic slowdown.

     The two House of Cigars locations are still experiencing operating losses. The Las Vegas House of Cigars location had an operating loss of ($25,837) for the quarter ended June 24, 2001, as compared to ($9,949) for the quarter ended June 25, 2000. The Beverly Hills House of Cigars had an operating loss of ($2,688) for the quarter ended June 24, 2001, as compared to an operating loss of ($5,021) for the quarter ended June 25, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 24, 2001 COMPARED TO THREE MONTHS ENDED JUNE 25, 2000.

REVENUES

     The Company derives revenues from continuing operations from four principal sources: (1) Sales of cigars and related merchandise, (2) membership fees, (3) food and beverage sales, and (4) Private Events. During the fiscal quarter ended June 24, 2001, the Company had revenues for $1,478,479 compared to revenues of $1,600,139 for fiscal quarter ended June 25, 2000, a decrease of $121,660 or approximately 7.6%. This decrease in revenues is primarily due to a decrease in food and beverage sales.

     Membership Fees. Revenue from membership fees decreased from $530,628 in the fiscal quarter ended June 25, 2000 to $521,094 in the fiscal quarter ended June 24, 2001, a decrease of $9,534 or approximately 1.8%.

     Merchandise Sales. Revenue from merchandise sales decreased from $148,250 in the fiscal quarter ended June 25, 2000 to $132,246 in the fiscal quarter ended June 24, 2001, a decrease of $16,004 or approximately 10.8%. This decrease is principally due to the overall public decline in tobacco and other tobacco products usage.

     Food and Beverage. Revenue from food and beverage decreased from $778,395 in the fiscal quarter ended June 25, 2000 to $683,629 in the fiscal quarter ended June 24, 2001, a decrease of $94,766 or approximately 12.2%. This decrease is primarily due to the general economic slowdown.

     Private Events. Revenue from private events decreased from $142,866 in the fiscal quarter ended June 25, 2000 to $141,510 in the fiscal quarter ended June 24, 2001, a decrease of $1,356 or approximately 0.9%.

COSTS AND EXPENSES

During the fiscal quarter ended June 24, 2001 the Company incurred total costs and expenses of $1,668,437 compared to $1,708,571 for the fiscal quarter ended June 25, 2000, a decrease of $40,134 or approximately 2.3%.

     Food and Beverage. During the quarter ended June 24, 2001, food and beverage expenses were $272,973, a decrease of $12,712 or 4.4% over food and beverage expenses for the quarter ended June 25, 2000. This decrease was attributable to reduction in food and beverage sales. The Company also closed its kitchen in Beverly Hills at the end of January 2001, and entered into a contract with Mistral's Brasserie L.L.C. to provide food for the club. The contract calls for food costs to be 72% of sales.

     Merchandise. During the quarter ended June 24, 2001, merchandise expenses were $73,702 an increase of $5,627 or 8.3% over merchandise expenses for the quarter ended June 25, 2000. This increase was due to increase in cost of merchandise.

     Operating Expenses. During the quarter ended June 24, 2001, operating expenses were $1,074,304, a decrease of $33,821 or 3.1% over operating expenses for the quarter ended June 25, 2000. This decrease was attributable the reduction of complimentary meals in New York and Beverly Hills, and the elimination of outside consultants in New York.

     Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 1.0% from $112,624 in the fiscal quarter ended June 25, 2000 to $111,462 in the fiscal quarter ended June 24, 2001.

     General and Administrative. General and administrative expenses increased by approximately 1.4% from $134,062 in the fiscal quarter ended June 25, 2000 to $135,997 in the fiscal quarter ended June 24, 2001.

NET LOSS

     The Company experienced a net loss of ($234,583) or ($0.017) per share for the fiscal quarter ended June 24, 2001, compared to a net loss of ($153,004) or ($0.011) per share for fiscal quarter ended June 25, 2000, an increase of $84,291 or approximately 55.1%.

NINE MONTHS ENDED JUNE 24, 2001 COMPARED TO NINE MONTHS ENDED JUNE 25, 2000.

REVENUES

     During the nine months ended June 24, 2001, the Company had revenues of $4,975,806 compared to revenues of $4,994,995 for the nine months ended June 25, 2000, a decrease of ($19,189) or approximately 0.4%. This decrease in revenues is primarily due to the general economic slowdown.

     Membership Fees. Revenue from membership fees increased from $1,490,642 in the nine months ended June 25, 2000 to $1,544,419 in the nine months ended June 24, 2001, an increase of 53,777 or approximately 3.6%.

     Merchandise Sales. Revenue from merchandise sales decreased from $496,455 in the nine months ended June 25, 2000 to $438,649 in the nine months ended June 24, 2001, a decrease of $57,806 or approximately 11.6%.

     Food and Beverage. Revenue from food and beverage decreased from $2,448,298, in the nine months ended June 25, 2000 to $2,290,870 in the nine months ended June 24, 2001, a decrease of ($157,428) or approximately 6.4%. This decrease is primarily attributable to the general economic slowdown.

     Private Events. Revenue from private events increased from $559,600 in the nine months ended June 25, 2000 to $701,868 in the nine months ended June 24, 2001, an increase of $142,268 or approximately 25.4%. This increase was a result of an increase in private parties, auctions, and the rental income from Mistral's Brasserie, LLC.

COSTS AND EXPENSES

     During the nine months ended June 24, 2001 the Company incurred total costs and expenses of $5,090,432 compared to $5,080,082 for the nine months ended June 25, 2000, an increase of $10,350 or approximately 0.2%.

     Food and Beverage. During the nine months ended June 24, 2001, food and beverage expenses were $857,044, an increase of $9,240 or 1.1% over food and beverage expenses for the nine months ended June 25, 2000.

     Merchandise. During the nine months ended June 24, 2001, merchandise expenses were $231,251; a decrease of ($11,476) or 4.7% over merchandise expenses for the nine months ended June 25, 2000. This decrease was attributable to a decrease in merchandise sales.

     Operating Expenses. During the quarter ended June 24, 2001, operating expenses were $3,246,325, a decrease of $94,059 or 2.8% over operating expenses for the nine months ended June 25, 2000. This decrease was attributable to reduction in the kitchen staff in Beverly Hills, the reduction in complimentary meals, and the elimination of outside consultants in New York.

     Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 0.9% from $336,857 in the nine months ended June 25, 2000 to $333,958 in the nine months ended June 24, 2001.

     General and Administrative. General and administrative expenses increased by approximately 35.1% from $312,309 in the nine months ended June 25, 2000 to $421,854 in the nine months ended June 24, 2001. This increase is primarily due to additional legal and banking expenses.

NET LOSS

     The Company experienced a net loss of ($511,097) or ($0.036) per share for the nine months ended June 24, 2001, compared to a net loss of ($219,036) or ($0.015) per share for the nine months ended June 25, 2000, an increase of $292,061 or 133.3%.

LIQUIDITY AND CAPITAL RESOURCES

     At June 24, 2001, the Company had cash or cash equivalents of $125,873.

     On August 15, 1998, Harry Shuster, former Chairman of the Board, President, Chief Executive Officer and director of the Company and the father of Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, agreed to lend the Company $300,000. The Company delivered to Harry Shuster its secured promissory note dated August 15, 1998 (the "Shuster Note"). The Shuster Note bears interest at 10% per annum. Its due date has been extended by agreement with Harry Shuster to on demand. The Shuster
Note is secured by a second lien security interest in certain collateral. As of June 24, 2001, the entire principal amount of the Shuster Note, $300,000, remained outstanding. As of June 24, 2001, the Company is indebted to Harry Shuster in the amount of $1,044,869 for amounts due under the Shuster Note and for advances made from time to time by Harry Shuster to the Company.

     On September 30, 1998, United Leisure Corporation, a publicly-held company located in Irvine, California ("United Leisure") agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacements of the previous loan between United Leisure and the Company. The Company executed a Secured Promissory Note date September 30, 1998 (the "Promissory Note"). The Promissory Note was secured by a first lien security interest in certain collateral. The Promissory Note's due date was extended to be on demand. On January 31, 2001, United Leisure assigned the Promissory Note to Harry Shuster, former Chairman of the Board, President, Chief Executive Officer and director of the Company. The President of United Leisure is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company. The Company entered into a new amended promissory note (the "Amended Note"), with Harry Shuster for $740,245.71, which included all accrued interest from the Promissory Note, and the Amended Note bears interest at 10% per annum. The Amended Note is due and payable on October 1, 2003. Since the inception of Amended Note, $100,000 of the principal has been paid, and interest in the amount of $27,268 also has been paid to Harry Shuster. On June 24, 2001, the Company owed an aggregate of $640,245.71.

     In addition, as of June 24, 2001, an aggregate of $489,000 in principal amount remained outstanding under a financing agreement with United Film Distributors, Inc., an affiliate of the Company, the full amount of which, together with all accrued but unpaid interest thereon, is due and payable by the Company on demand, which demand could not be made prior to November 1, 1998. Stanley Shuster, the current Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Executive Vice President, director and principal stockholder of the Company, is the brother of Brian Shuster, the President of United Film Distributors, Inc.

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

                          PART II  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        None.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 24, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GRAND HAVANA ENTERPRISES, INC.



Date: August 6, 2001                         /s/ Stanley Shuster
                                             -----------------------------------
                                             Stanley Shuster
                                             Chairman, Chief Executive Officer,
                                             and Chief Financial Officer