Form 10QSB
period 2002-12-29
GRAND HAVANA ENTERPRISES INC
filed 2005-02-09
CIK 909483

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2002

or

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission file number 0-024828

GRAND HAVANA ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	95-4428370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1990 Westwood Boulevard, 3rd Floor
Los Angeles, CA 90025
(Address of principal executive offices)

(310) 475-5600
(Issuer’s telephone number)

        N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐      No ☒

As of January 3, 2005, there were 14,599,306 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐      No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 29, 2002	September 29, 2002
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$355,482	$429,268
Accounts receivable, net	27,910	43,799
Inventories, net	212,389	210,641
Prepaid expenses	128,536	101,393
TOTAL CURRENT ASSETS	724,317	785,101

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,455,583	2,534,904
OTHER ASSETS
Restricted cash	760,000	760,000
Due from related parties	15,356	9,443
Deposits and other assets	41,906	42,487
TOTAL OTHER ASSETS	817,262	811,930
TOTAL ASSETS	$3,997,162	$4,131,935

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$419,179	$455,376
Accounts payable and accrued liabilities	945,616	941,424
Taxes payable	391,953	230,049
Deferred revenues	349,098	514,812
Notes payable to related parties	1,475,246	1,485,746
Due to related parties	2,033,345	2,002,807
TOTAL CURRENT LIABILITIES	5,614,437	5,630,214
LONG TERM LIABILITIES
Deferred rent payable	519,483	524,991
Other long term liabilities	48,308	48,308

TOTAL LONG TERM LIABILITIES	567,791	573,299
STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; authorized - 3,000,000 shares; issued and outstanding - none
Common stock, $.01 par value; authorized -
50,000,000 shares; issued and outstanding -
14,174,306 shares	141,744	141,744
Additional paid-in capital	13,279,044	13,279,044
Accumulated deficit	(15,605,854)	(15,492,366)
TOTAL STOCKHOLDERS' DEFICIENCY	(2,185,066)	(2,071,578)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,997,162	$4,131,935

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	December 29, 2002	December 23, 2001
REVENUES
Food and beverage	$790,637	$734,952
Merchandise sales	100,130	110,964
Membership (humidor rental) fees	457,934	490,920
Club activities	269,472	317,484
TOTAL REVENUES	1,618,173	1,654,320

COSTS AND EXPENSES
Food and beverage	256,948	285,001
Merchandise	61,081	54,875
Operating expenses
Direct Labor	405,892	449,319
Occupancy and other	699,492	539,746
General and administrative	173,372	173,997
Depreciation and amortization	88,568	106,205
TOTAL COSTS AND EXPENSES	1,685,353	1,609,143

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(67,180)	45,177

OTHER INCOME (EXPENSE)
Interest income	3,400	9,608
Interest expense	(49,708)	(65,482)
TOTAL OTHER INCOME (EXPENSE)	(46,308)	(55,874)

NET LOSS	$(113,488)	$(10,697)

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC AND DILUTED	14,174,306	14,174,306

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	December 29, 2002	December 23, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(113,488)	$(10,697)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	88,568	106,205
Changes in operating assets and liabilities:
Accounts receivable, net	15,889	3,815
Inventories, net	(1,748)	23,183
Deposits and other assets	580	(579)
Prepaid expenses	(27,143)	(23,562)
Accounts payable and accrued liabilities	3,932	(35,518)
Taxes payable	161,904	37,795
Due from related parties	(5,913)	(571)
Deferred revenues	(165,714)	(65,245)
Deferred rent payable	(5,508)	(5,508)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(48,641)	29,318
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,986)	(7,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(36,197)	(25,558)
Notes payable and due to related parties	20,038	68,446

NET CASH USED IN FINANCING ACTIVITIES	(16,159)	42,888

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(73,786)	65,162

CASH AND CASH EQUIVALENTS, beginning of period	429,268	223,787

CASH AND CASH EQUIVALENTS, end of period	$355,482	$288,949

Supplementary Disclosures:
Interest paid	$5,987	$7,868
Income tax paid	705	705

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 29, 2002 and DECEMBER 23, 2001
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the “Company”) without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for fair statements of (a) the consolidated results of operations for the three months ended December 29, 2002 and December 23, 2001, (b) the consolidated financial position at December 29, 2002 and (c) the consolidated cash flows for the three months ended December 29, 2002 and December 23, 2001. Interim results are not necessarily indicative of the results for a full year. The consolidated balance sheet presented as of September 29, 2002 has been derived from the consolidated financial statements that have been audited by the Company’s independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form10-KSB.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Measurement. The Company derives revenues from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. Revenue from sales of cigars and related merchandise, private events and club activities, and food and beverage sales are recognized at the time of the sale. The Company recognizes two types of membership (humidor rental) fees,  an initial fee, or set up fee, and a monthly rental fee. The initial fee is recognized at the time the member joins. The monthly rental fee is charged in advance for a three-month period, and recognized equally over the three-month period. Deferred revenue represents those humidor fees charged in advance and recognized equally over the three-month period.

Income (Loss) Per Share. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three months ended December 29, 2002 and December 23, 2001, because the Company incurred a loss during the periods, and thus, their effect would have been anti-dilutive. Accordingly, basic and diluted losses per share are the same for the three months ended December 29, 2002 and December 23, 2001.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, deferred liabilities and term loans. The fair value of the Company’s financial instruments approximates the carrying value of the instruments.

Recent Accounting Pronouncements. In January 2003 (as revised in December 2003), the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, entitled “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”). Interpretation 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties; or (ii) the investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, or (b) the obligation to absorb the expected losses of the entity if they occur.

Interpretation 46, as revised, also requires expanded disclosure by the primary beneficiary of a variable interest entity, and by an enterprise that holds a significant variable interest in a variable interest entity, but is not the primary beneficiary.

Interpretation 46, as revised, applies to small business issuers no later than the end of the first reporting period after December 15, 2004. The effective date includes those entities to which Interpretation 46 had previously applied. However, prior to the required application of Interpretation 46, a public entity that is a small business issuer must apply Interpretation 46 to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003.

Interpretation 46 may be applied prospectively with a cumulative effect adjustment as of the date which it is first applied, or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated.

In June 2003, FASB issued an exposure draft for a proposal under the Statements of Financial Accounting Standards (“SFAS”), entitled “Qualifying Special Purpose Entities (“QSPE”) and Isolation of Transferred Assets," an amendment to SFAS No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change, and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS No. 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special purposes entity’s obligation to beneficial interest holders.

In December 2002, FASB issued Statement No. 148, entitled “Accounting for Stock-Based Compensation, Transition and Disclosure," an amendment to FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim statements of the method of accounting for stock-based compensation, and the related pro forma disclosures, when the intrinsic value method continues to be used. SFAS 148 is effective for fiscal years beginning after December 15, 2002, and disclosure is effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, FASB issued SFAS No. 149, entitled “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS No. 133, entitled “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. All of its provisions must be applied prospectively.

In May 2003, FASB issued SFAS No. 150, entitled “Accounting for Certain Financial Instruments and Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS 150 requires that those instruments be classified as liabilities on the balance sheet.

SFAS 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involve instruments that require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or that vary inversely with the value of the issuer’s shares. SFAS 150 does not apply to features embedded in a financial instrument that are not derivative in their entirety.

Most of the provisions of SFAS 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, entitled “Elements of Financial Statements.” The remaining provisions of SFAS 150 are consistent with FASB’s proposal to revise the definition to encompass certain obligations that a reporting entity can settle by issuing its own shares. SFAS 150 is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, where the effective date is the fiscal period beginning after December 15, 2004.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

2.	SEGMENT INFORMATION

The following segment information for the three months ended December 29, 2002 is broken down into geographic areas as follows:

	Three months ended December 29,	Three months ended December 23,
Revenues	2002	2001
New York, New York	$984,731	$1,016,781
Beverly Hills, California	633,442	599,528
Las Vegas, Nevada	-	38,011
Total	$1,618,173	$1,654,320

Gross Profit
New York, New York	$588,352	$590,582
Beverly Hills, California	306,738	274,509
Las Vegas, Nevada	-	35
Total	$895,090	$865,126

Net Income/(Loss)
New York, New York	$1,529	$189,068
Beverly Hills, California	106,641	60,447
Las Vegas, Nevada	-	(28,320)
Los Angeles, California (corporate)	(221,658)	(231,892)
Total	$(113,488)	$(10,697)

Total Assets

New York, New York	$2,381,540	$2,755,815
Beverly Hills, California	1,176,802	1,318,539
Las Vegas, Nevada	-	141,442
Los Angeles, California (corporate)	438,820	241,999
Total	$3,997,162	$4,457,795

3.	RELATED PARTY TRANSACTIONS

Notes Payable to Related Parties. Notes payable to related parties at December 29, 2002 and September 29, 2002 consisted of principal amounts due to the following:

	December 29, 2002	September 29, 2002

(A) Promissory notes, former Chief Executive Officer	$940,246	$940,246
(B) Affiliated Company	489,000	489,000
(C) Chief Executive Officer	46,000	56,500
	$1,475,246	$1,485,746

(A) The Company entered into two promissory notes with its former Chief Executive Officer originally aggregating $1,040,246. In the fiscal year ended September 29, 2002, the Company repaid $100,000 in principal on the notes. One promissory note issued to the former Chief Executive Officer is secured by a lien on substantially all of the assets of the Company. The other promissory note is unsecured. The notes bear interest at 10% and 5% per annum, respectively, and are due and payable upon demand.

(B) The Company entered into a financing agreement with United Film Distributors, Inc. (“United Films”), an affiliated company, whereby the affiliate agreed to provide advances to the Company from time to time. These advances bear interest at rates of 5% and 10% per annum. The full principal amount, and all accrued but unpaid interest, on the amounts advanced by United Films is due and payable on demand.

(C) In 1999, the Chief Executive Officer and principal stockholder of the Company made an advance to the Company in the amount of $60,000, which bears interest at 10.3% per annum.

As of December 29, 2002, United Leisure Corporation (“United Leisure”), an affiliated company, owned 966,666 shares of the Company’s common stock. This stock was issued to United Leisure in repayment of advances the affiliate granted the Company.

Due from Related Parties. Amounts due from related parties at December 29, 2002 and September 29, 2002 consisted of the following:

	December 29, 2002	September 29, 2002

Affiliated Company	$12,193	$7,577
Expenses owed by related party	3,163	1,856
	$15,356	$9,433

Due to Related Parties. Amounts due to related parties at December 29, 2002 and September 29, 2002 consisted of the following:

	December 29, 2002	September 29, 2002

Advances from the former Chief Executive Officer	$734,530	$744,869
Accrued health insurance premiums to Affiliate	17,932	17,932
Affiliate	4,235	8,990
Accrued interest expense to Affiliate	295,426	282,016
Accrued consulting fees and interest expense to former Chief Executive Officer	778,476	754,470
Accrued salary and interest expense to Chief Executive Officer	21,025	12,810
Accrued rent for corporate offices	181,720	181,720
	$2,033,344	$2,002,807

The above advances are unsecured, bear interest at 10% per annum and are due and payable on demand.

4.	TAXES PAYABLE

The Company owed the New York State Department of Taxation $256,953 in back sales tax, interest and penalties as of December 29, 2002.

On February 11, 2003, the Company was notified by the City of New York Department of Finance that it was in arrears in payment of “Commercial Rent Tax.” This tax is based on annual rent payments made to the Company’s landlord at a rate of 6%, after a 35% discount. The Company has never paid any “Commercial Rent Tax” since its opening in June 1997. The City informed the Company that it was the responsibility of landlords to inform their tenants of the “rent tax” in effect. Upon notification by the City of New York, the Company requested a conciliation conference, which was granted and held on June 24, 2003, and attended by Stanley Shuster, the Company’s Chief Executive Officer. At this conference, the Company agreed to pay the back “rent tax” and interest, while the City of New York agreed to waive all penalties. This amounted to $137,498 in back taxes and $36,036 in interest. The City waived $53,293 in penalties. On July 31, 2003, the Company made a down payment of $43,250. On September 12, 2003, the Company was notified by the City of New York of its upcoming amnesty period, starting October 20, 2003 and running until January 23, 2004. During this period, if payment of remaining back “rent tax” was paid-in-full, the interest portion would be reduced to $20,154. As of December 29, 2002, the Company owed the City of New York approximately $135,000 in “Commercial Rent Tax” and interest.

In May 2003, the Company began negotiations with the State of New York Department of Finance with regards to the Company’s sales tax in arrears. The Company paid $100,000 as a down payment and entered into a tentative agreement to pay $25,000 a month until the total balance was paid-in-full. In July 2003, the Company began making monthly payments. On January 24, 2004, the State of New York formally approved the $25,000 per month payment agreement, which is scheduled to end in July 2005.

5.	SUBSEQUENT EVENTS

 On March 1, 2004, the Company consolidated its notes payables and all accrued liabilities to advances made by the Company’s former Chief Executive Officer. The Company issued a promissory note to its former Chief Executive Officer in the amount of $2,500,901. In connection therewith, the former Chief Executive Officer agreed to terminate a security agreement dated September 30, 1998, whereby he was granted a security interest in substantially all of the assets of the Company.  The Company also issued a promissory note to United Films for $782,917, which consolidated the original note and accrued interest due to United Films. Lastly, the Company issued a promissory note to an affiliate, 1990 Westwood Blvd., Inc. (“1990 Westwood”), the Company’s former landlord of its corporate office, for $181,720. The notes issued to the Company's former Chief Executive Officer, United Films and 1990 Westwood on March 1, 2004 provided for interest at a rate of 5% per annum.

              On September 26, 2004, the Company cancelled the notes issued to its former Chief Executive Officer, United Films and 1990 Westwood on March 1, 2004. In consideration for such cancellation and termination of the March 1, 2004 notes, the Company issued its former Chief Executive Officer, United Films and 1990 Westwood new, unsecured promissory notes for principal and unpaid interest owed to such parties as of such date in amounts of $2,435,050, $798,786 and $170,866, respectively (collectively, the “September 2004 Notes”). The September 2004 Notes bear interest at a rate of 5% per annum. The Company has the right to prepay the September 2004 Notes in whole or in part at any time. In addition, the Company has agreed to pay its former Chief Executive Officer successive monthly installments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Notes are all due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate, and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the ability to obtain adequate working capital on terms favorable to the Company, compliance with regulatory requirements, the Company’s ability to sell more memberships, a decline in public consumption of cigars and other tobacco products, significant increases in excise taxes, which could substantially increase the price of cigars and general economic factors. All forward-looking statements contained in the Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

The Company is engaged in the business of the ownership and operation of private membership cigar clubs known as “Grand Havana Rooms,” and in the ownership and operation of retail cigar stores known as “Grand Havana House of Cigars.” Unless the context otherwise indicates, the “Company” means Grand Havana Enterprises, Inc. and its consolidated subsidiaries.

The Company was incorporated under the laws of the State of Delaware on April 13, 1993 under the name “United Restaurants, Inc.” The Company was originally formed in order to acquire all of the capital stock of Love’s Enterprises, Inc. (“LEI”). LEI was the franchiser, owner and operator of the Love’s restaurant chain. The Company acquired the stock of LEI in May 1993. In December 1996, due to less than anticipated operating results from the Love’s restaurant chain, the Company adopted a plan of discontinuance with respect to the Love’s restaurant chain, which was completed in July 1998.

The Company currently owns and operates two Grand Havana Rooms, one in Beverly Hills, California, which opened in June 1995, and one in New York, New York, which opened in May 1997. The Company formerly operated a third Grand Havana Room and House of Cigars in Washington, D.C. That location was closed in February 1999 and substantially all of the assets were sold. In addition, the Company currently owns and operates one Grand Havana House of Cigars location in Beverly Hills, California, which opened in December 1997. The Company previously operated a Grand Havana House of Cigars in Las Vegas, Nevada, which opened in November 1997. The Company closed the Las Vegas Grand Havana House of Cigars on January 1, 2002. The Company’s primary business focus is operating its existing cigar clubs and retail store.

For the quarter ended December 29, 2002, the Company had a net loss of ($113,488), compared to a net loss of ($10,697) for the fiscal quarter ended December 23, 2001. This is primarily due to the accrued “Commercial Rent Tax” due to the City of New York.

The House of Cigars location experienced a small gain. The Beverly Hills House of Cigars had an operating income of $2,574 for the quarter ended December 29, 2002, compared to an operating loss of ($4,384) for the quarter ended December 23, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 29, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 23, 2001.

REVENUES

The Company derives revenues from continuing operations from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) club activities; and (4) food and beverage sales. During the fiscal quarter ended December 29, 2002, the Company had revenues of $1,618,173, compared to revenues of $1,654,320 for the fiscal quarter ended December 23, 2001, a decrease of $36,147, or approximately 2.2%. The decrease in revenues is primarily due to a decrease in membership (humidor rental) fees, and a reduction in club activities and private events.

Membership (Humidor Rental) Fees. Revenue from humidor rental fees decreased from $490,920 in the fiscal quarter ended December 23, 2001 to $457,934 in the fiscal quarter ended December 29, 2002, a decrease of $32,986, or approximately 6.7%. This was primarily due to a reduction in membership at the New York Grand Havana Room, and reduced new membership overall. The New York Grand Havana Room has approximately 40% of its regular and social memberships available for sale.

Merchandise Sales. Revenue from merchandise sales decreased from $110,964 in the fiscal quarter ended December 23, 2001 to $100,130 in the fiscal quarter ended December 29, 2002, a decrease of $10,834, or approximately 9.8%. This decrease is principally due to the overall public decline in tobacco and other tobacco products usage, and the closure of the Las Vegas Grand Havana House of Cigars.

Club Activities. Revenue from club activities or private events decreased from $317,484 in the fiscal quarter ended December 23, 2001 to $269,472 in the fiscal quarter ended December 29, 2002, a decrease of $48,012, or approximately 15.1%.

Food and Beverage. Revenue from food and beverage increased from $734,952 in the fiscal quarter ended December 23, 2001 to $790,637 in the fiscal quarter ended December 29, 2002, an increase of $55,685, or approximately 7.6%. This increase is primarily due to a greater number of Christmas parties in 2002.

      COSTS AND EXPENSES

During the fiscal quarter ended December 29, 2002, the Company incurred total costs and expenses of $1,685,353, compared to $1,609,143 for the fiscal quarter ended December 23, 2001, an increase of $76,210, or approximately 4.7%.

Food and Beverage. During the quarter ended December 29, 2002, food and beverage expenses were $256,948, a decrease of $28,053, or 9.8%, over food and beverage expenses for the quarter ended December 23, 2001. This decrease was attributable to a reduction in liquor costs at the Grand Havana Room in New York. The Company also closed its kitchen in Beverly Hills, California at the end of January 2001, and entered into a contract with Mistral’s Brasserie L.L.C. ("Mistral’s") to provide food for the club. In June 2002, Mistral’s was replaced by 301 N. Canon Dr. L.L.C. ("301 Canon"). The Company's contract with 301 Canon calls for food costs to be 72% of 301 Canon's sales.

Merchandise. During the quarter ended December 29, 2002, merchandise expenses were $61,081, an increase of $6,206, or 11.3%, over merchandise expenses for the quarter ended December 23, 2001. This increase was due to a slightly reduced margin in merchandise sales.

Operating Expenses. During the quarter ended December 29, 2002, operating expenses were $1,105,384, an increase of $116,319, or 11.8%, over operating expenses for the quarter ended December 23, 2001. This increase was attributable to the accrual of past “Commercial Rent Tax” of approximately $135,000.

Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 16.6%, from $106,205 in the fiscal quarter ended December 23, 2001, to $88,568 in the fiscal quarter ended December 29, 2002.

General and Administrative. General and administrative expenses decreased by approximately 0.4%, from $173,997 in the fiscal quarter ended December 23, 2001, to $173,372 in the fiscal quarter ended December 29, 2002.

NET INCOME (LOSS)

The Company experienced net loss of ($113,488), or ($0.01) per share, for the fiscal quarter ended December 29, 2002, compared to a net loss of ($10,697), or ($0.00) per share, for fiscal quarter ended December 23, 2001, an increase in net loss of ($102,791), or approximately -960.9%.

LIQUIDITY AND CAPITAL RESOURCES

At December 29, 2002, the Company had cash or cash equivalents of $355,482.

On August 15, 1998, Harry Shuster, the former Chief Executive Officer and principal stockholder of the Company agreed to lend the Company $300,000. The Company delivered a secured promissory note to Harry Shuster, dated August 15, 1998 (the “Shuster Note”). The Shuster Note provided for interest at a rate of 10% per annum. The Shuster Note was secured by a second lien security interest in certain collateral. As of December 29, 2002, the entire principal amount of the Shuster Note, $300,000, remained outstanding.

On September 30, 1998, United Leisure agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacement of a prior loan between United Leisure and the Company. The Company executed a promissory note dated September 30, 1998 (the “Promissory Note”). The Promissory Note was secured by a first lien security interest in certain collateral. On January 31, 2001, United Leisure assigned the Promissory Note to Harry Shuster. The President of United Leisure is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. Subsequently, the Company entered into an amended note with Harry Shuster for $740,246, which included all accrued interest from the Promissory Note (the “Amended Note”). The Amended Note provided for interest at a rate of 10% per annum. The Amended Note was due and payable on October 1, 2003. On December 29, 2002, the Company owed an aggregate of $640,246.

On March 1, 2004, the Company and Harry Shuster agreed to consolidate the Shuster Note, the Amended Note and all accrued liabilities to advances made by the former Chief Executive Officer, and, in lieu thereof, issued a new promissory note to Harry Shuster in the amount of $2,500,901 (the “March 2004 Promissory Note”). In connection therewith, Harry Shuster agreed to terminate his security interest in substantially all of the assets of the Company. The March 2004 Promissory Note provided for interest at the rate of 5% per annum.

                    On September 26, 2004, the Company cancelled the March 2004 Promissory Note. In consideration for cancellation and termination of the note, the Company issued its former Chief Executive Officer a new, unsecured promissory note in the amount of $2,435,050 (the “September 2004 Promissory Note”). The September 2004 Promissory Note bears interest at a rate of 5% per annum. The Company has the right to prepay the September 2004 Promissory Note in whole or in part at any time. In addition, the Company has agreed to pay its former Chief Executive Officer successive monthly installments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Promissory Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

As of December 29, 2002, the Company was indebted to 1990 Westwood in the amount of $181,720 for outstanding rent due under its lease for its corporate headquarters. On March 1, 2004, the Company and 1990 Westwood entered into a letter agreement, whereby the Company issued a promissory note to 1990 Westwood in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum.

                  On September 26, 2004, the Company cancelled the note issued to 1990 Westwood on March 1, 2004. In consideration for cancellation and termination of the note, the Company issued 1990 Westwood a new, unsecured promissory note in the amount of $170,866 for principal and unpaid interest owed as of September 26, 2004. The new note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The promissory note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

As of December 29, 2002, an aggregate of $784,426 remained outstanding under a note issued to United Films, an affiliate of the Company, in May 1997 (the “1997 Promissory Note”). The full amount due under the 1997 Promissory Note, together with all accrued but unpaid interest, was due and payable by the Company on demand. The president of United Films is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a promissory note dated March 1, 2004 to United Films in the amount of $782,917 (the “March 2004 United Films Promissory Note”). The March 2004 United Films Promissory Note provided for interest at the rate of 5% per annum.

                 On September 26, 2004, the Company cancelled the March 2004 United Films Promissory Note. In consideration for cancellation and termination of the note, the Company issued United Films a new, unsecured promissory note in the amount of $798,786 for principal and unpaid interest owed as of September 26, 2004 (the “September 2004 United Films Promissory Note”). The September 2004 United Films Promissory Note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The September 2004 United Films Promissory Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

As of December 29, 2002, an aggregate of $46,000 remained outstanding under a note issued to Stanley Shuster on September 26, 1999. The note bears interest at 10.3% per annum. Stanley Shuster is the current Chief Executive Officer and principal stockholder of the Company.

The Company believes that it will meet its working capital needs in the current fiscal year from the operations of its Grand Havana Rooms and Grand Havana House of Cigars locations. Due to the fact that the trading price of the Company’s common stock has remained low in the last twelve months, and because it currently is not trading on a nationally recognized exchange, the Company does not anticipate that it will be able to sell its securities in private placements on terms that are acceptable to the Company for the foreseeable future. If the Company is unable to raise additional funds through private placement of its securities, it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if available, it will be on terms acceptable to the Company. If the Company is unable to obtain financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such options as selling or pledging portions of its assets in order to meet such obligations.

CRITICAL ACCOUNTING POLICIES

 Revenue Recognition and Measurement. The Company derives revenues from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. Revenue from sales of cigars and related merchandise, private events and club activities, and food and beverage sales are recognized at the time of sale. The Company recognizes two types of membership (humidor rental) fees, an initial fee, or set up fee, and a monthly rental fee. The initial fee is recognized at the time the member joins. The monthly rental fee is charged in advance for a three-month period, and recognized equally over the three-month period. Deferred revenue represents those humidor fees charged in advance and recognized equally over the three-month period.

Recent Accounting Pronouncements. In January 2003, FASB issued Interpretation 46 which addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties; or (ii) the investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, or (b) the obligation to absorb the expected losses of the entity if they occur.

Interpretation 46, as revised, also requires expanded disclosure by the primary beneficiary of a variable interest entity, and by an enterprise that holds a significant variable interest in a variable interest entity, but is not the primary beneficiary.

Interpretation 46 applies to small business issuers no later than the end of the first reporting period after December 15, 2004. The effective date includes those entities to which Interpretation No. 46 had previously applied. However, prior to the required application of Interpretation 46, a public entity that is a small business issuer must apply Interpretation 46 to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative effect adjustment as of the date it is first applied, or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated.

In June 2003, FASB issued the Exposure Draft. The Exposure Draft is a proposal that is subject to change, and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special purposes entity’s obligation to beneficial interest holders.

In December 2002, FASB issued SFAS 148, which amends SFAS 123 and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim statements of the method of accounting for stock-based compensation, and the related pro forma disclosures, when the intrinsic value method continues to be used. SFAS 148 is effective for fiscal years beginning after December 15, 2002, and disclosure is effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, FASB issued SFAS 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. All of its provisions must be applied prospectively.

In May 2003, FASB issued SFAS 150 which changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS 150 requires that those instruments be classified as liabilities on the balance sheet.

SFAS 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or that vary inversely with the value of the issuer’s shares. SFAS 150 does not apply to features embedded in a financial instrument that are not derivative in their entirety.

Most of the provisions of SFAS 150 are consistant with the existing definition of liabilities in FASB Concepts Statement No. 6, entitled “Elements of Financial Statements.” The remaining provisions of SFAS 150 are consistent with FASB’s proposal to revise the definition to encompass certain obligations that a reporting entity can settle by issuing its own shares. SFAS 150 is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, where the effective date is the fiscal period beginning after December 15, 2004.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Stanley Shuster, the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the Company’s disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB), concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls.

During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND HAVANA ENTERPRISES, INC.

Date: February 9, 2005	By:	/s/ Stanley Shuster
Chief Executive Officer and Chief Financial Officer

