Form 10QSB
period 2003-03-30
GRAND HAVANA ENTERPRISES INC
filed 2005-02-09
CIK 909483

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2003

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐      No ☒

As of January 3, 2005, there were 14,599,306 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐      No ☒

INDEX

PART I.	FINANCIAL INFORMATION (unaudited)

	Item 1.	Financial Statements: (unaudited)

		Condensed Consolidated Balance Sheets as of March 30, 2003 (unaudited) and September 28, 2002	1

		Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 30, 2003 and March 31, 2002 (unaudited)	2

		Condensed Consolidated Statements of Cash Flows for the Six Months ended March 30, 2003 and March 31, 2002 (unaudited)	3

		Notes to the Condensed Consolidated Financial Statements (unaudited)	4

	Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

	Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	17

SIGNATURES			17

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2003	September 28, 2002
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$414,386	$429,268
Accounts receivable, net	48,794	43,799
Inventories, net	205,522	210,641
Prepaid expenses	170,902	101,393

TOTAL CURRENT ASSETS	839,604	785,101

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,378,745	2,534,904

OTHER ASSETS
Restricted cash	760,000	760,000
Due from related parties	21,430	9,443
Deposits and other assets	41,906	42,487

TOTAL OTHER ASSETS	823,336	811,930

TOTAL ASSETS	$4,041,685	$4,131,935

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$493,402	$455,376
Accounts payable and accrued liabilities	794,694	941,424
Taxes payable	420,886	230,049
Deferred revenues	510,136	514,812
Notes payable to related parties	1,470,146	1,485,746
Due to related parties	2,102,058	2,002,807
TOTAL CURRENT LIABILITIES	5,791,322	5,630,214

LONG TERM LIABILITIES
Deferred rent payable	513,975	524,991
Other long term liabilities	48,308	48,308

TOTAL LONG TERM LIABILITIES	562,283	573,299

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; authorized -
3,000,000 shares; issued and outstanding - none
Common stock, $.01 par value; authorized -
50,000,000 shares; issued and outstanding -
14,174,306	141,744	141,744
Additional paid-in capital	13,279,044	13,279,044
Accumulated deficit	(15,732,708)	(15,492,366)

TOTAL STOCKHOLDERS' DEFICIENCY	(2,311,920)	(2,071,578)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4,041,685	$4,131,935

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
REVENUES
Food and beverage	$648,654	$631,871	$1,439,291	$1,366,823
Merchandise sales	61,678	64,737	161,808	175,701
Membership (humidor rental) fees	550,277	525,194	1,008,211	1,016,114
Club activities	185,821	110,083	455,293	427,567
TOTAL REVENUES	1,446,430	1,331,885	3,064,603	2,986,205

COSTS AND EXPENSES
Food and beverage	252,946	264,197	509,894	549,198
Merchandise	33,069	39,269	94,150	94,144
Operating expenses
Direct Labor	437,187	452,042	843,079	901,361
Occupancy and other	560,085	544,852	1,259,577	1,084,598
General and administrative	156,621	173,349	329,993	347,346
Depreciation and amortization	88,568	101,109	177,136	207,314
TOTAL COSTS AND EXPENSES	1,528,476	1,574,818	3,213,829	3,183,961

LOSS BEFORE OTHER INCOME (EXPENSE)	(82,046)	(242,933)	(149,226)	(197,756)

OTHER INCOME (EXPENSE)
Interest income	3,010	4,914	6,410	14,522
Interest expense	(47,816)	(66,213)	(97,524)	(131,695)
Loss on close of Las Vegas Store	-	(83,565)	-	(83,565)
TOTAL OTHER INCOME (EXPENSE)	(44,806)	(144,864)	(91,114)	(200,738)

NET LOSS	$(126,852)	$(387,797)	$(240,340)	$(398,494)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	14,174,306	14,174,306	14,174,306	14,174,306

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	March 30, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(240,340)	$(398,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,136	207,314
Loss on close of Las Vegas Store	-	83,565
Changes in operating assets and liabilities:
Accounts receivable, net	(4,995)	20,720
Inventories, net	5,119	31,890
Prepaid expenses	(69,509)	(8,013)
Due from related parties	(11,987)	(830)
Deposits and other assets	580	(579)
Accounts payable and accrued liabilities	(146,732)	(113,238)
Taxes payable	190,837	65,731
Deferred revenues	(4,676)	48,684
Deferred rent payable	(11,016)	(11,016)

NET CASH USED IN OPERATING ACTIVITIES	(115,583)	(74,266)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(20,976)	(21,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	38,026	74,792
Due to related parties	83,651	137,120

NET CASH PROVIDED BY FINANCING ACTIVITIES	121,677	211,912

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,882)	116,255

CASH AND CASH EQUIVALENTS, beginning of period	429,268	223,787

CASH AND CASH EQUIVALENTS, end of period	$414,386	$340,042

Supplemental disclosures:
Interest paid	$11,437	$13,673
Income taxes paid	4,705	4,705

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the “Company”) without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for fair presentation of statements of (a) the consolidated results of operations for the three and six months ended March 30, 2003 and March 31, 2002, (b) the consolidated financial position at March 30, 2003, and (c) the consolidated cash flows for the six months ended March 30, 2003 and March 31, 2002. Interim results are not necessarily indicative of the results for a full year. The consolidated balance sheet presented as of September 28, 2002 has been derived from the consolidated financial statements that have been audited by the Company’s independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form10-KSB.

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

Income (Loss) Per Share. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended March 30, 2003 and March 31, 2002, because the Company incurred a loss during the periods, and thus, their effect would have been anti-dilutive. Accordingly, basic and diluted losses per share are the same for the three and six months ended March 30, 2003 and March 31, 2002.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, cash overdraft, trade accounts payable, accrued expenses, deferred liabilities and term loans. The fair value of the Company’s financial instruments approximates the carrying value of the instruments.

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

In June 2003, FASB issued an exposure draft for a proposal under the Statements of Financial Accounting Standards (“SFAS”), entitled “Qualifying Special Purpose Entities (“QSPE”) and Isolation of Transferred Assets,” an amendment to SFAS No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change, and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS No. 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special purposes entity’s obligation to beneficial interest holders.

In December 2002, FASB issued Statement No. 148, entitled “Accounting for Stock-Based Compensation, Transition and Disclosure,” an amendment to FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim statements of the method of accounting for stock-based compensation, and the related pro forma disclosures, when the intrinsic value method continues to be used. SFAS 148 is effective for fiscal years beginning after December 15, 2002, and disclosure is effective for the first fiscal quarter beginning after December 15, 2002.

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

The following segment information for the three and six months ended March 30, 2003 and March 31, 2002 is broken down into geographic areas as follows:

	Three months ended March 30,	Three months ended March 31,
	2003	2002
Revenues
New York, New York	$811,998	$704,775
Beverly Hills, California	634,432	622,760
Las Vegas, Nevada	-	4,350
Total	$1,446,430	$1,331,885

Gross Profit
New York, New York	$411,220	$282,759
Beverly Hills, California	311,168	298,086
Las Vegas, Nevada	-	(4,469)
Total	$722,388	$576,376

Net Income/(Loss)
New York, New York	$(21,099)	$(108,525)
Beverly Hills, California	95,974	74,472
Las Vegas, Nevada	-	(117,055)
Los Angeles, California (corporate)	(201,727)	(236,689)
Total	$(126,852)	$(387,797)

	Six months ended March 30, 2003	Six months ended March 31, 2002
Revenues
New York, New York	$1,796,729	$1,721,556
Beverly Hills, California	1,267,874	1,222,285
Las Vegas, Nevada	-	42,364
Total	$3,064,603	$2,986,205

Gross Profit
New York, New York	$999,572	$873,341
Beverly Hills, California	617,906	572,595
Las Vegas, Nevada	-	(4,434)
Total	$1,617,478	$1,441,502

Net Income/(Loss)
New York, New York	$(19,570)	$80,543
Beverly Hills, California	202,615	134,919
Las Vegas, Nevada	-	(145,377)
Los Angeles, California (corporate)	(423,385)	(468,579)
Total	$(240,340)	$(398,494)

Total Assets
New York, New York	$2,306,659	$2,566,514
Beverly Hills, California	1,154,756	1,332,835
Las Vegas, Nevada	-	5,696
Los Angeles, California (corporate)	580,270	392,617
Total	$4,041,685	$4,297,662

3.	RELATED PARTY TRANSACTIONS

Notes Payable to Related Parties. Notes payable to related parties at March 30, 2003 and September 29, 2002 consisted of principal amounts due to the following:

	March 30, 2003	September 29, 2002
(A) Promissory notes, former Chief Executive Officer	$940,246	$940,246
(B) Affiliated Company	489,000	489,000
(C) Chief Executive Officer	40,900	56,500
	$1,470,146	$1,485,746

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

(C) On September 26, 1999, the Chief Executive Officer and principal stockholder of the Company made an advance to the Company in the amount of $60,000. The note bears interest at 10.3% per annum.

As of March 30, 2003, United Leisure Corporation (“United Leisure”), an affiliated company, owned 966,666 shares of the Company’s common stock. This stock was issued to United Leisure in repayment of advances the affiliate granted the Company.

Due from Related Parties. Amounts due from related parties at March 30, 2003 and September 29, 2002 consisted of the following:

	March 30, 2003	September 29, 2002
Affiliated Company	$17,228	$7,577
Due from former Chief Executive Officer	787	-
Expenses owed by related party	3,405	1,856
	$15,356	$9,443

Due to Related Parties. Amounts due to related parties at March 30, 2003 and September 29, 2002 consisted of the following:

	March 30, 2003	September 29, 2002

Advances from the former Chief Executive Officer	$734,530	$744,869
Accrued health insurance premiums to Affiliate	17,932	17,932
Due to Affiliate	4,235	8,990
Accrued interest expense to Affiliate	308,837	282,016
Accrued consulting fees and interest expense to former Chief Executive Officer	817,542	754,470
Accrued salary and interest expense to Chief Executive Officer	34,062	12,810
Accrued rent for corporate offices	181,720	181,720

	$2,101,858	$2,002,807

The above advances are unsecured, bear interest at 10% per annum and are due and payable on demand.

4.	TAXES PAYABLE

The Company owed the New York State Department of Taxation $285,886 in back sales tax, interest and penalties as of March 30, 2003.

On February 11, 2003, the Company was notified by the City of New York Department of Finance that it was in arrears in payment of “Commercial Rent Tax.” This tax is based on annual rent payments made to the Company’s landlord at a rate of 6%, after a 35% discount. The Company has never paid any “Commercial Rent Tax” since its opening in June 1997. The City informed the Company that it was the responsibility of landlords to inform their tenants of the “rent tax” in effect. Upon notification by the City of New York, the Company requested a conciliation conference, which was granted and held on June 24, 2003, and attended by Stanley Shuster. At this conference, the Company agreed to pay the back “rent tax” and interest, while the City of New York agreed to waive all penalties. This amounted to $137,498 in back taxes and $36,036 in interest. The City waived $53,293 in penalties. On July 31, 2003, the Company made a down payment of $43,250. On September 12, 2003, the Company was notified by the City of New York of its upcoming amnesty period, starting October 20, 2003 and running until January 23, 2004. During this period, if payment of remaining back “rent tax” was paid-in-full, the interest portion would be reduced to $20,154. As of March 30, 2003, the Company owed the City of New York approximately $135,000 in “Commercial Rent Tax” and interest.

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

In February 2003, the Company executed a note with Bank Leumi in the amount of $185,000 to reduce the overdraft owed to the bank. However, the bank did not credit the Company’s account until April 2003. Therefore, this amount has been included in the cash overdraft balance on the financial statements as of March 30, 2003.

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

The Company currently owns and operates two Grand Havana Rooms, one in Beverly Hills, California, which opened in June 1995, and one in New York, New York, which opened in May 1997. The Company formerly operated a third Grand Havana Room and House of Cigars in Washington, D.C. That location was closed in February 1999 and substantially all of the assets were sold. In addition, the Company currently owns and operates one Grand Havana House of Cigars location in Beverly Hills, California, which opened in December 1997. The Company previously operated a Grand Havana House of Cigars in Las Vegas, Nevada, which opened in November 1997. The Company closed the Las Vegas Grand Havana House of Cigars on January 1, 2002. The Company’s primary business focus is operating its existing cigar clubs and retail stores.

For the quarter ended March 30, 2003, the Company had a net loss of ($240,340), compared to a net loss of ($398,494) for the fiscal quarter ended March 31, 2002. This is primarily due to the accrued “Commercial Rent Tax” due to the City of New York.

The House of Cigars location is still experiencing operating losses. The Las Vegas House of Cigars location was closed on January 1, 2002 due to disappointing results in prior years. The Beverly Hills House of Cigars had an operating loss of ($1,009) for the quarter ended March 30, 2003, compared to an operating loss of ($9,561) for the quarter ended March 31, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

REVENUES

The Company derives revenues from continuing operations from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) club activities; and (4) food and beverage sales. During the fiscal quarter ended March 30, 2003, the Company had revenues of $1,446,430, compared to revenues of $1,331,885 for the fiscal quarter ended March 31, 2002, an increase of $114,545, or approximately 8.6%. This increase in revenues is primarily due to an increase in club activities.

Membership (Humidor Rental) Fees. Revenue from membership (humidor rental) fees increased from $525,194 in the fiscal quarter ended March 31, 2002 to $550,277 in the fiscal quarter ended March 30, 2003, an increase of $25,083, or approximately 4.8%. The New York Grand Havana Room has approximately 33% of its regular memberships available for sale.

Merchandise Sales. Revenue from merchandise sales decreased from $64,737 in the fiscal quarter ended March 31, 2002 to $61,678 in the fiscal quarter ended March 30, 2003, a decrease of $3,059, or approximately 4.8%. This decrease is principally due to the overall public decline in tobacco and other tobacco products usage.

Club Activities. Revenue from club activities increased from $110,083 in the fiscal quarter ended March 31, 2002 to $185,821 in the fiscal quarter ended March 30, 2003, an increase of $75,738, or approximately 68.8%.

Food and Beverage. Revenue from food and beverage increased from $631,871 in the fiscal quarter ended March 31, 2002 to $648,654 in the fiscal quarter ended March 30, 2003, an increase of $16,783, or approximately 2.7%. This increase is primarily due to an increase in members.

COSTS AND EXPENSES

During the fiscal quarter ended March 30, 2003, the Company incurred total costs and expenses of $1,528,476, compared to $1,574,818 for the fiscal quarter ended March 31, 2002, a decrease of $46,342, or approximately 2.9%.

Food and Beverage. During the quarter ended March 30, 2003, food and beverage expenses were $252,946, a decrease of $11,251, or 4.3%, over food and beverage expenses for the quarter ended March 31, 2002. This decrease was attributable to lower cost of liquor in New York, and lower costs associated with 301 N. Canon Dr. L.L.C. (“301 Canon”), the primary food provider for the Beverly Hills Grand Havana Room. This result was caused from a contract that was entered into with Mistral’s Brasserie L.L.C. in January 2001, and assumed by 301 Canon in June 2002. The contract calls for food costs to be 72% of 301 Canon's sales.

Merchandise. During the quarter ended March 30, 2003, merchandise expenses were $33,069, a decrease of $6,200, or 15.8%, over merchandise expenses for the quarter ended March 31, 2002. This decrease was primarily due to a reduction in merchandise sales, and the lessening of profit margins on certain merchandise.

Operating Expenses. During the quarter ended March 30, 2003, operating expenses were $997,272, an increase of $378, or 0%, over operating expenses for the quarter ended March 31, 2002.

Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 12.4%, from $101,109 in the fiscal quarter ended March 31, 2002, to $88,568 in the fiscal quarter ended March 30, 2003.

General and Administrative. General and administrative expenses decreased by approximately 9.6%, from $173,349 in the fiscal quarter ended March 31, 2002, to $156,621 in the fiscal quarter ended March 30, 2003.

NET LOSS

The Company experienced a net loss of ($126,852), or ($0.01) per share, for the fiscal quarter ended March 30, 2003, compared to a net loss of ($387,797), or ($0.03) per share, for fiscal quarter ended March 31, 2002, a decrease in net loss of $260,945, or approximately 68.3%.

SIX MONTHS ENDED MARCH 30, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002.

REVENUES

During the six months ended March 30, 2003, the Company had revenues of $3,064,603, compared to revenues of $2,986,205 for the six months ended March 31, 2002, an increase of $78,398, or approximately 2.6%. This increase in revenues is primarily due to an increase in food and beverage sales and an increase in club activities.

Membership (Humidor Rental) Fees. Revenue from membership (humidor rental) fees decreased from $1,016,114 in the six months ended March 31, 2002 to $1,008,211 in the six months ended March 30, 2003, a decrease of $7,903, or approximately 0.8%.

Merchandise Sales. Revenue from merchandise sales decreased from $175,701 in the six months ended March 31, 2002 to $161,808 in the six months ended March 30, 2003, a decrease of $13,893, or approximately 7.9%. This was primarily due to overall public decline in tobacco and other tobacco product usage, and the closure of the Las Vegas Grand Havana House of Cigars.

Club Activities. Revenue from club events increased from $427,567 in the six months ended March 31, 2002 to $455,293 in the six months ended March 30, 2003, an increase of $27,726, or approximately 6.5%.

Food and Beverage. Revenue from food and beverage increased from $1,366,823 in the six months ended March 31, 2002 to $1,439,291 in the six months ended March 30, 2003, an increase of $72,468, or approximately 5.3%. This increase is primarily attributable to an increase in membership.

COSTS AND EXPENSES

During the six months ended March 30, 2003, the Company incurred total costs and expenses of $3,213,829, compared to $3,183,961 for the six months ended March 31, 2002, an increase of $29,868, or approximately 0.9%.

Food and Beverage. During the six months ended March 30, 2003, food and beverage expenses were $509,894, a decrease of $39,304, or 7.2%, over food and beverage expenses for the six months ended March 31, 2002.

Merchandise. During the six months ended March 30, 2003, merchandise expenses were $94,150, an increase of $6, or 0%, over merchandise expenses for the six months ended March 31, 2002.

Operating Expenses. During the quarter ended March 30, 2003, operating expenses were $2,102,656, an increase of $116,697, or 5.9%, over operating expenses for the six months ended March 31, 2002.

Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 14.6%, from $207,314 in the six months ended March 31, 2002, to $177,136 in the six months ended March 30, 2003.

General and Administrative. General and administrative expenses decreased by approximately 5.0%, from $347,346 in the six months ended March 31, 2002, to $329,993 in the six months ended March 30, 2003.

NET LOSS

The Company experienced a net loss of ($240,340), or ($0.02) per share, for the six months ended March 30, 2003, compared to a net loss of ($398,494), or ($0.03) per share, for the six months ended March 31, 2002, a decrease in net loss of $293,154, or 73.6%.

LIQUIDITY AND CAPITAL RESOURCES

           At March 30, 2003, the Company had cash or cash equivalents of $414,386.

On August 15, 1998, Harry Shuster, the former Chief Executive Officer and principal stockholder of the Company agreed to lend the Company $300,000. The Company delivered a secured promissory note to Harry Shuster, dated August 15, 1998 (the “Shuster Note”). The Shuster Note provided for interest at a rate of 10% per annum.  The Shuster Note was secured by a second lien security interest in certain collateral. As of March 30, 2003, the entire principal amount of the Shuster Note, $300,000, remained outstanding.

On September 30, 1998, United Leisure agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacement of a prior loan between United Leisure and the Company. The Company executed a promissory note dated September 30, 1998 (the “Promissory Note”). The Promissory Note was secured by a first lien security interest in certain collateral.  On January 31, 2001, United Leisure assigned the Promissory Note to Harry Shuster. The President of United Leisure is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. Subsequently, the Company entered into an amended note with Harry Shuster for $740,246, which included all accrued interest from the Promissory Note (the “Amended Note”). The Amended Note provided for interest at a rate of 10% per annum. The Amended Note was due and payable on October 1, 2003. On March 30, 2003, the Company owed an aggregate of $640,245.71.

On March 1, 2004, the Company and Harry Shuster agreed to consolidate the Shuster Note, the Amended Note and all accrued liabilities to advances made by the former Chief Executive Officer, and, in lieu thereof, the Company issued a new promissory note to Harry Shuster in the amount of $2,500,901 (the “March 2004 Promissory Note”). In connection therewith, Harry Shuster agreed to terminate his security interest in substantially all of the assets of the Company. The March 2004 Promissory Note provided for interest at the rate of 5% per annum.

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

As of March 30, 2003, the Company was indebted to 1990 Westwood in the amount of $181,720 for outstanding rent due under its lease for its corporate headquarters. On March 1, 2004, the Company and 1990 Westwood entered into a letter agreement, whereby the Company issued a promissory note to 1990 Westwood in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum.

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

As of March 30, 2003, an aggregate of $797,837 remained outstanding under a note issued to United Films, an affiliate of the Company, in May 1997 (the “1997 Promissory Note”). The full amount due under the 1997 Promissory Note, together with all accrued but unpaid interest, was due and payable by the Company on demand. The president of United Films is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and in lieu thereof, the Company issued a promissory note dated March 1, 2004 to United Films in the amount of $782,917 (the “March 2004 United Films Promissory Note”). The March 2004 United Films Promissory Note provided for interest at the rate of 5% per annum.

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

As of March 30, 2003, an aggregate of $40,900 remained outstanding under a note issued to Stanley Shuster on September 26, 1999. The note bears interest at 10.3% per annum. Stanley Shuster is the current Chief Executive Officer and principal stockholder of the Company.

The Company believes that it will meet its working capital needs in the current fiscal year from the operations of its Grand Havana Rooms and Grand Havana House of Cigars locations. Due to the fact that the trading price of the Company’s common stock has remained low in the last twelve months, and because currently it is not trading on a national exchange, the Company does not anticipate that it will be able to sell its securities in private placements on terms that are acceptable to the Company for the foreseeable future. If the Company is unable to raise additional funds through private placement of its securities, it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if available, it will be on terms acceptable to the Company. If the Company is unable to obtain financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such options as selling or pledging portions of its assets in order to meet such obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND HAVANA ENTERPRISES, INC.

Date: February 9, 2005	By:	/s/ Stanley Shuster
Chief Executive Officer and Chief Financial Officer

