Form 10QSB
period 2003-06-29
GRAND HAVANA ENTERPRISES INC
filed 2005-02-09
CIK 909483

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2003

or

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

Yes ☐      No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2003	September 28, 2002
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$380,489	$429,268
Accounts receivable, net	29,438	43,799
Inventories, net	193,465	210,641
Prepaid expenses	137,751	101,393
TOTAL CURRENT ASSETS	741,143	785,101

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,307,365	2,534,904
OTHER ASSETS
Restricted cash	760,000	760,000
Due from related parties	24,381	9,443
Deposits and other assets	42,306	42,487
TOTAL OTHER ASSETS	826,687	811,930
TOTAL ASSETS	$3,875,195	$4,131,935

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$180,546	$455,376
Accounts payable and accrued liabilities	744,076	941,424
Taxes payable	633,593	230,049
Note payable to bank	185,000	-
Deferred revenues	503,481	514,812
Notes payable to related parties	1,511,146	1,485,746
Due to related parties	2,128,223	2,002,807
TOTAL CURRENT LIABILITIES	5,886,065	5,630,214

LONG TERM LIABILITIES
Deferred rent payable	508,467	524,991
Other long term liabilities	48,308	48,308
TOTAL LONG TERM LIABILITIES	556,775	573,299

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.01 par value; authorized -
3,000,000 shares; issued and outstanding - none
Common stock, $.01 par value; authorized -
50,000,000 shares; issued and outstanding -
14,174,306 shares	141,744	141,744
Additional paid-in capital	13,279,044	13,279,044
Accumulated deficit	(15,988,433)	(15,492,366)
TOTAL STOCKHOLDERS’ DEFICIENCY	(2,567,645)	(2,071,578)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,875,195	$4,131,935

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
REVENUES
Food and beverage	$788,652	$604,266	$2,227,943	$1,971,089
Merchandise sales	80,699	56,392	242,507	232,093
Membership fee	615,790	505,968	1,624,001	1,522,082
Other revenue	227,231	160,817	682,524	588,384
TOTAL REVENUES	1,712,372	1,327,443	4,776,975	4,313,648

COSTS AND EXPENSES
Food and beverage	304,050	249,789	813,944	798,987
Merchandise	41,265	32,163	135,415	126,307
Operating expenses
Direct Labor	454,114	405,140	1,297,193	1,306,501
Occupancy and other	666,827	513,571	1,926,404	1,598,169
General and administrative	160,766	159,807	490,759	507,153
Depreciation and amortization	88,568	98,586	265,704	305,900
TOTAL COSTS AND EXPENSES	1,715,590	1,459,056	4,929,419	4,643,017

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(3,218)	(131,613)	(152,444)	(329,369)

OTHER INCOME (EXPENSE)
Interest income	2,415	181	8,825	14,703
Interest expense	(254,922)	(61,628)	(352,446)	(193,323)
Loss on close of Las Vegas Store	-	-	-	(83,565)
TOTAL OTHER INCOME (EXPENSE)	(252,507)	(61,447)	(343,621)	(262,185)

NET LOSS	$(255,725)	$(193,060)	$(496,065)	$(591,554)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,174,306	14,174,306	14,174,306	14,174,306

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	June 29, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(496,065)	$(591,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265,704	305,900
Loss on close of Las Vegas store	-	83,565
Changes in operating assets and liabilities:
Accounts receivable, net	14,361	4,227
Inventories, net	17,176	50,632
Prepaid expenses	(36,358)	(1,699)
Due from related parties	(14,938)	(4,632)
Deposits and other assets	180	(579)
Accounts payable and accrued liabilities	(197,348)	(155,571)
Taxes payable	403,544	83,430
Deferred revenues	(11,331)	102,670
Deferred rent payable	(16,524)	(16,524)
Other long term liabilities	-	25,000

NET CASH USED IN OPERATING ACTIVITIES	(71,599)	(115,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(38,165)	(21,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(274,830)	41,828
Note payable to bank	185,000	-
Notes payable and due to related parties	150,815	214,367

NET CASH PROVIDED BY FINANCING ACTIVITIES	60,985	256,195

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,779)	119,669

CASH AND CASH EQUIVALENTS, beginning of period	429,268	223,787

CASH AND CASH EQUIVALENTS, end of period	$380,489	$343,456

Supplemental Disclosures:
Interest paid	$19,435	$25,713
Income taxes paid	4,705	4,705

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 29, 2003 AND JUNE 30, 2002
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the “Company”) without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for fair presentation statements of (a) the consolidated results of operations for the three and nine months ended June 29, 2003 and June 30, 2002, (b) the consolidated financial position at June 29, 2003 and (c) the consolidated cash flows for the nine months ended June 29, 2003 and June 30, 2002. Interim results are not necessarily indicative of the results for a full year. The consolidated balance sheet presented as of September 28, 2002 has been derived from the consolidated financial statements that have been audited by the Company’s independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-KSB.

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

Income (Loss) Per Share. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended June 29, 2003 and June 30, 2002, because the Company incurred a loss during the periods, and thus, their effect would have been anti-dilutive. Accordingly, basic and diluted losses per share are the same for the three and nine months ended June 29, 2003 and June 29, 2002.

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

Interpretation 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. The effective date includes those entities to which Interpretation 46 had previously applied. However, prior to the required application of Interpretation 46, a public entity that is a small business issuer must apply Interpretation 46 to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003.

Interpretation 46 may be applied prospectively with a cumulative effect adjustment as of the date which it is first applied, or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated.

In June 2003, FASB issued an exposure draft for a proposal under the Statements of Financial Accounting Standards (“SFAS”), entitled “Qualifying Special Purpose Entities (“QSPE”) and Isolation of Transferred Assets,” an amendment to SFAS No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change, and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS No. 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special purpose entity’s obligation to beneficial interest holders.

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

Most of the provisions of SFAS 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, entitled “Elements of Financial Statements.” The remaining provisions of this SFAS 150 are consistent with FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can settle by issuing its own shares. SFAS 150 is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is the fiscal period beginning after December 15, 2004.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

2.           SEGMENT INFORMATION

The following segment information for the three and nine months ended June 29, 2003 and June 30, 2002 is broken down into geographic areas as follows:

	Three months ended June 29, 2003	Three months ended June 30, 2002
Revenues
New York, New York	$1,105,155	$694,509
Beverly Hills, California	607,217	632,934
Las Vegas, Nevada	-	-
Total	$1,712,372	$1,327,443

Gross Profit
New York, New York	$629,873	$312,945
Beverly Hills, California	283,071	327,404
Las Vegas, Nevada	-	-
Total	$912,944	$640,349

Net Income/(Loss)
New York, New York	$(134,038)	$(89,343)
Beverly Hills, California	89,546	119,607
Las Vegas, Nevada	-	-
Los Angeles, California (corporate)	(211,233)	(223,324)
Total	$(255,725)	$(193,060)

	Nine months ended June 29, 2003	Nine months ended June 30, 2002
Revenues
New York, New York	$2,901,884	$2,416,064
Beverly Hills, California	1,875,091	1,855,220
Las Vegas, Nevada	-	42,364
Total	$4,776,975	$4,313,648

Gross Profit
New York, New York	$1,629,445	$1,186,286
Beverly Hills, California	900,977	899,999
Las Vegas, Nevada	-	(4,434)
Total	$2,530,422	$2,081,851

Net Income/(Loss)
New York, New York	$(153,608)	$(8,800)
Beverly Hills, California	292,161	254,526
Las Vegas, Nevada	-	(145,375)
Los Angeles, California (corporate)	(634,618)	(691,905)
Total	$(496,065)	$(591,554)

Total Assets
New York, New York	$2,293,746	$2,461,012
Beverly Hills, California	1,129,114	1,277,109
Las Vegas, Nevada	-	6,898
Los Angeles, California (corporate)	452,335	452,710
Total	$3,875,195	$4,197,729

3.          RELATED PARTY TRANSACTIONS

             Notes Payable to Related Parties. Notes payable to related parties at June 29, 2003 and September 29, 2002 consisted of principal amounts due to the following:

	June 29, 2003	September 29, 2002

(A) Promissory notes, former Chief Executive Officer	$940,246	$940,246
(B) Affiliated Company	489,000	489,000
(C) Chief Executive Officer	81,900	56,500
	$1,511,146	$1,485,746

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

(C) In 1999, the Chief Executive Officer and principal stockholder of the Company made an advance to the Company in the amount of $60,000, which bears interest at 10.3% per annum. On June 18, 2003, the Company received an additional loan for $50,000. The loan bears interest at 7%. As of June 29, 2003, the Company owed an aggregate of $81,900 to its Chief Executive Officer for the two advances made to the Company.

As of June 29, 2003, United Leisure Corporation (“United Leisure”), an affiliated company, owned 966,666 shares of the Company’s common stock. This stock was issued to United Leisure in repayment of advances the affiliate granted the Company.

Due from Related Parties. Amounts due from related parties at June 29, 2003 and September 29, 2002 consisted of the following:

	June 29, 2003	September 29, 2002

Affiliated Company	$20,071	$7,577
Due from former Chief Executive Officer	860	-
Expenses owed by related party	3,450	1,866
	$24,381	$9,443

Due to Related Parties. Amounts due to related parties at June 29, 2003 and September 29, 2002 consisted of the following:

	June 29, 2003	September 29, 2002

Advances from the former Chief Executive Officer	$728,530	$744,869
Accrued health insurance premiums to Affiliate	-	17,932
Due to Affiliate	4,235	8,990
Accrued interest expense to Affiliate	322,248	282,016
Accrued consulting fees and interest expense to former Chief Executive Officer	846,415	754,470
Accrued salary and interest expense to Chief Executive Officer	41,875	12,810
Accrued rent for corporate offices	184,720	181,720
	$2,128,023	$2,002,807

The above advances are unsecured, bear interest at 10% per annum and are due and payable on demand.

4.            TAXES PAYABLE

On February 11, 2003, the Company was notified by the City of New York Department of Finance that it was in arrears in payment of “Commercial Rent Tax.” This tax is based on annual rent payments made to the Company’s landlord at a rate of 6%, after a 35% discount. The Company has never paid any “Commercial Rent Tax” since its opening in June 1997. The City informed the Company that it was the responsibility of landlords to inform their tenants of the “rent tax” in effect. Upon notification by the City of New York, the Company requested a conciliation conference, which was granted and held on June 24, 2003, and attended by Stanley Shuster, the Company’s Chief Executive Officer. At this conference, the Company agreed to pay the back “rent tax” and interest, while the City of New York agreed to waive all penalties. This amounted to $137,498 in back taxes and $36,036 in interest. The City waived $53,293 in penalties. On July 31, 2003, the Company made a down payment of $43,250. On September 12, 2003, the Company was notified by the City of New York of its upcoming amnesty period, starting October 20, 2003 and running until January 23, 2004. During this period, if payment of remaining back “rent tax” was paid-in-full, the interest portion would be reduced to $20,154. As of June 29, 2003, the Company owed the City of New York approximately $135,000 in “Commercial Rent Tax” and interest.

In May 2003, the Company began negotiations with the State of New York Department of Finance with regards to the Company’s sales tax in arrears. The Company paid $100,000 as a down payment and entered into a tentative agreement to pay $25,000 a month until the total balance was paid-in-full. In July 2003, the Company began making monthly payments. On January 24, 2004, the State of New York formally approved the $25,000 per month payment agreement, which is scheduled to end in July 2005. As of June 29, 2003, the Company owed $498,593, of which $285,829 is penalties and interest.

5.         NOTE PAYABLE

The Company has an $185,000 loan with Bank Leumi. The note is dated February 28, 2003 and matures on March 1, 2005.  The interest rate is LIBOR plus 2%.  The Company's Chief Executive Officer is a guarantor of the Company's credit line, and has pledged certain personal assets to secure this obligation.

6.          SUBSEQUENT EVENTS

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

For the nine months ended June 29, 2003, the Company had a net loss of ($496,065), compared to a net loss of ($591,554) for the nine months ended June 30, 2002. This is primarily due to an increase in membership at the New York Grand Havana Room.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002.

REVENUES

The Company derives revenues from continuing operations from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) club activities; and (4) food and beverage sales. During the fiscal quarter ended June 29, 2003, the Company had revenues of $1,712,372, compared to revenues of $1,327,443 for the fiscal quarter ended June 30, 2002, an increase of $384,929, or approximately 29.0%. This increase in revenues is primarily due to an increase in membership at the Grand Havana Room located in New York.

Membership (Humidor Rental) Fees. Revenue from membership (humidor rental) fees increased from $505,968 in the fiscal quarter ended June 30, 2002 to $615,790 in the fiscal quarter ended June 29, 2003, an increase of $109,822, or approximately 21.7%. The New York Grand Havana Room has approximately 20% of its regular memberships available for sale. This increase in membership is due to the “Smoke-Free Air Act,” enacted by the City of New York. See Item 2, “Management’s Discussion and Analysis or Plan of Operation - Trends and Uncertainties.”

Merchandise Sales. Revenue from merchandise sales increased from $56,392 in the fiscal quarter ended June 30, 2002 to $80,699 in the fiscal quarter ended June 29, 2003, an increase of $24,307, or approximately 43.1%. This increase is principally due to an increase in membership in the New York Grand Havana Room, and an increase in sales at the Grand Havana House of Cigars in Beverly Hills, California.

Club Activities. Revenue from club activities increased from $160,817 in the fiscal quarter ended June 30, 2002 to $227,231 in the fiscal quarter ended June 29, 2003, an increase of $66,414, or approximately 41.3%. This increase is attributable to an increase in membership at the New York Grand Havana Room.

Food and Beverage. Revenue from food and beverage increased from $604,266 in the fiscal quarter ended June 30, 2002 to $788,652 in the fiscal quarter ended June 29, 2003, an increase of $184,386, or approximately 30.5%. This increase is primarily due to an increase in membership at the New York Grand Havana Room.

COSTS AND EXPENSES

During the fiscal quarter ended June 29, 2003, the Company incurred total costs and expenses of $1,715,590, compared to $1,459,056 for the fiscal quarter ended June 30, 2002, an increase of $256,534, or approximately 17.6%.

Food and Beverage. During the quarter ended June 29, 2003, food and beverage expenses were $304,050, an increase of $54,261, or 21.7%, over food and beverage expenses for the quarter ended June 30, 2002. This increase was attributable to an increase in sales of food and beverages. In January 2001, the Company entered into a contract with Mistral Brasserie, L.L.C. (“Mistral”) to cater its food needs in Beverly Hills, California. In June 2002, the Mistral contract was taken over by 301 Canon Dr., L.L.C. ("301 Canon"). The contract calls for food costs to be 72% of 301 Canon's sales. On June 11, 2003, the Company agreed to an increase in food costs to 78% of total sales.

Merchandise. During the quarter ended June 29, 2003, merchandise expenses were $41,265, an increase of $9,102, or 28.3%, over merchandise expenses for the quarter ended June 30, 2002. This is primarily due to an increase in merchandise sales.

Operating Expenses. During the quarter ended June 29, 2003, operating expenses were $1,120,941, an increase of $202,230, or 22.0%, over operating expenses for the quarter ended June 30, 2002.

Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 10.2%, from $98,586 in the fiscal quarter ended June 30, 2002, to $88,568 in the fiscal quarter ended June 29, 2003.

General and Administrative. General and administrative expenses increased by approximately 0.6%, from $159,807 in the fiscal quarter ended June 30, 2002, to $160,766 in the fiscal quarter ended June 29, 2003.

NET LOSS

The Company experienced a net loss of ($255,725), or ($0.02) per share, for the fiscal quarter ended June 29, 2003, compared to a net loss of ($193,060), or ($0.01) per share, for the fiscal quarter ended June 30, 2002, an increase in net loss of $62,665, or approximately 32.5%.

NINE MONTHS ENDED JUNE 29, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002.

REVENUES

During the nine months ended June 29, 2003, the Company had revenues of $4,776,975, compared to revenues of $4,313,648 for the nine months ended June 30, 2002, an increase of $463,327, or approximately 10.7%. This increase in revenues is primarily due to an increase in new members at the New York Grand Havana Room.

Membership (Humidor Rental) Fees. Revenue from membership (humidor rental) fees increased from $1,522,082 in the nine months ended June 30, 2002 to $1,624,001 in the nine months ended June 29, 2003, an increase of $101,919, or approximately 6.7%.

Merchandise Sales. Revenue from merchandise sales increased from $232,093 in the nine months ended June 30, 2002 to $242,507 in the nine months ended June 29, 2003, an increase of $10,414, or approximately 4.5%.

Club Activities. Revenue from club activities or private events increased from $588,384 in the nine months ended June 30, 2002 to $682,524 in the nine months ended June 29, 2003, an increase of $94,140, or approximately 16.0%.

Food and Beverage. Revenue from food and beverage increased from $1,971,089 in the nine months ended June 30, 2002 to $2,227,943 in the nine months ended June 29, 2003, an increase of $256,854, or approximately 13.0%. This increase is primarily attributable to an increase in membership at the New York Grand Havana Room.

COSTS AND EXPENSES

During the nine months ended June 29, 2003, the Company incurred total costs and expenses of $4,929,419, compared to $4,643,017 for the nine months ended June 30, 2002, an increase of $286,402, or approximately 6.2%.

Food and Beverage. During the nine months ended June 29, 2003, food and beverage expenses were $813,944, an increase of $14,957, or 1.9%, over food and beverage expenses for the nine months ended June 30, 2002.

Merchandise. During the nine months ended June 29, 2003, merchandise expenses were $135,415, an increase of $9,108, or 7.2%, over merchandise expenses for the nine months ended June 30, 2002.

Operating Expenses. During the nine months ended June 29, 2003, operating expenses were $3,223,597, an increase of $318,927, or 11.0%, over operating expenses for the nine months ended June 30, 2002.

Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 13.1%, from $305,900 in the nine months ended June 30, 2002, to $265,704 in the nine months ended June 29, 2003.

General and Administrative. General and administrative expenses decreased by approximately 3.2%, from $507,153 in the nine months ended June 30, 2002, to $490,759 in the nine months ended June 29, 2003.

NET LOSS

The Company experienced a net loss of ($496,065), or ($0.03) per share, for the nine months ended June 29, 2003, compared to a net loss of ($591,554), or ($0.04) per share, for the nine months ended June 30, 2002, a decrease in net loss of $95,489, or 16.1%.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2003, the Company had cash or cash equivalents of $380,489.

On August 15, 1998, Harry Shuster, the former Chief Executive Officer and principal stockholder of the Company agreed to lend the Company $300,000. The Company delivered a secured promissory note to Harry Shuster, dated August 15, 1998 (the “Shuster Note”). The Shuster Note provided for interest at a rate of 10% per annum.  The Shuster Note was secured by a second lien security interest in certain collateral. As of June 29, 2003, the entire principal amount of the Shuster Note, $300,000, remained outstanding.

On September 30, 1998, United Leisure agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacement of a prior loan between United Leisure and the Company. The Company executed a promissory note dated September 30, 1998 (the “Promissory Note”). The Promissory Note was secured by a first lien security interest in certain collateral.  On January 31, 2001, United Leisure assigned the Promissory Note to Harry Shuster. The President of United Leisure is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. Subsequently, the Company entered into an amended note with Harry Shuster for $740,246, which included all accrued interest from the Promissory Note (the “Amended Note”). The Amended Note provided for interest at a rate of 10% per annum.  The Amended Note was due and payable on October 1, 2003. Since the inception of the Amended Note, $100,000 of the principal has been paid, and interest in the amount of $27,268 has also been paid to Harry Shuster. On June 29, 2003, the Company owed an aggregate of $640,246.

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

As of June 29, 2003, the Company was indebted to 1990 Westwood in the amount of $184,720 for outstanding rent due under its lease for its corporate headquarters. On March 1, 2004, the Company and 1990 Westwood entered into a letter agreement, whereby the Company issued a promissory note to 1990 Westwood in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum.

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

As of June 29, 2003, an aggregate of $811,348 remained outstanding under a note issued to United Films, an affiliate of the Company, in May 1997 (the “1997 Promissory Note”). The full amount due under the 1997 Promissory Note, together with all accrued but unpaid interest, was due and payable by the Company on demand. The president of United Films is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a promissory note dated March 1, 2004 to United Films in the amount of $782,917 (the “March 2004 United Films Promissory Note”). The March 2004 United Films Promissory Note provided for interest at the rate of 5% per annum.

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

On September 26, 1999, the Company received a loan from Stanley Shuster in the amount of $60,000. The note bears interest at 10.3% per annum. On June 18, 2003, the Company received an additional loan for $50,000 from Stanley Shuster. The loan bears interest at 7% per annum. As of June 29, 2003, the Company owed an aggregate of $81,900 to Stanley Shuster for the two advances made to the Company.

The Company believes that it will meet its working capital needs in the current fiscal year from the operations of its Grand Havana Rooms and Grand Havana House of Cigars locations. Due to the fact that the trading price of the Company’s common stock has remained low in the last twelve months, and because it currently is not trading on a nationally recognized exchange, the Company does not anticipate that it will be able to sell its securities, in private placements on terms that are acceptable to the Company for the foreseeable future. If the Company is unable to raise additional funds through private placement of its securities, it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if available, that it will be available on terms acceptable to the Company. If the Company is unable to obtain financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such options as selling or pledging portions of its assets in order to meet such obligations.

CRITICAL ACCOUNTING POLICES

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

Interpretation 46 applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. The effective date includes those entities to which Interpretation No. 46 had previously applied. However, prior to the required application of Interpretation 46, a public entity that is a small business issuer shall apply Interpretation 46 to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative effect adjustment as of the date which it is first applied, or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated.

In June 2003, FASB issued the Exposure Draft. The Exposure Draft is a proposal that is subject to change, and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special purpose entity’s obligation to beneficial interest holders.

In December 2002, FASB issued SFAS 148 which amends SFAS 123, and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim statements of the method of accounting for stock-based compensation, and the related pro forma disclosures, when the intrinsic value method continues to be used. SFAS 148 is effective for fiscal years beginning after December 15, 2002, and disclosure is effective for the first fiscal quarter beginning after December 15, 2002.

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

Most of the provisions of SFAS 150 are consistant with the existing definition of liabilities in FASB Concepts Statement No. 6, entitled “Elements of Financial Statements.” The remaining provisions of SFAS 150 are consistent with FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. SFAS 150 is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is the fiscal period beginning after December 15, 2004.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

TRENDS AND UNCERTAINTIES

               The Department of Health and Mental Hygiene (“DOHMH”) of the City of New York passed the Smoke-Free Act (“SFA”), which prohibited smoking in restaurants and bars after September 26, 2003. Local Law 47 of 2002 amended the SFA, providing that an establishment considered a “Tobacco Bar” could allow smoking indoors past the September 26, 2003 deadline. On March 26, 2003, DOHMH passed an amendment to Local Law 47 of 2002 which stated that “Tobacco Bars” must prohibit smoking indoors as of July 25, 2003, unless they register with DOHMH. DOHMH defines a “Tobacco Bar” as an entity that generates less than 40% of total revenue from food, and more than 10% of revenue from the sale of tobacco products and accessories, including humidor rentals. The entity must also not have expanded or changed its size or location as of December 31, 2001. The Company feels that it conforms to all aspects of this exemption. On June 25, 2003, the Company submitted its application to DOHMH. On July 22, 2003, DOHMH approved the Company’s application. The exemption is valid until July 25, 2005. There can be no assurances that the Company will be able to maintain its “Tobacco Bar” status. Failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

GRAND HAVANA ENTERPRISES, INC.

Dated: February 9, 2005	By:	/s/ Stanley Shuster

Chief Executive Officer and Chief Financial Officer

