Form 10KSB
period 2003-09-28
GRAND HAVANA ENTERPRISES INC
filed 2005-02-09
CIK 909483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark one)

[x]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 28, 2003

or

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to ______

 Commission file number 0-24828

GRAND HAVANA ENTERPRISES, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4428370 (I.R.S. Employer Identification No.)

1990 Westwood Blvd., 3rd Floor, Los Angeles, CA 90025
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (310) 475-5600

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share
(Title of Class)

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [x]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

       The issuer’s revenues for the most recent fiscal year were $6,312,155.

       The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on January 3, 2005, based on the average closing bid and asked price of the common stock on such date, was approximately $157,655.28.

       The number of shares of the registrant’s common stock outstanding as of January 3, 2005 was 14,599,306 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One): Yes      ; No   x

GRAND HAVANA ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

       Grand Havana Enterprises, Inc. (“Grand Havana” or the “Company”) and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders, including this Annual Report on Form 10-KSB. Forward-looking statements can be identified by use of words such as “expects,” “plans,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals” and other words of similar meaning. Such forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. The Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

       The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke (“ETS”), legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, including risks associated with the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. Each of the Company’s Grand Havana Rooms is subject to intense competition, changes in consumer preferences, changes in food and beverage costs and local economic conditions (particularly in the Los Angeles and New York metropolitan areas). Their results are dependent upon their continued ability to attract new members, to anticipate and respond to new consumer trends, and to sell new products. Developments in any of these areas could cause the Company’s results to differ materially from results that have been or may be projected by the Company. The Company cautions that the foregoing list of important factors is not exclusive and is subject to change. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 1.     DESCRIPTION OF BUSINESS.

General

       The Company owns and operates private membership cigar clubs under the name “Grand Havana Room” and one retail cigar store under the name “Grand Havana House of Cigars.” Grand Havana currently owns and operates two Grand Havana Rooms which are located in Beverly Hills, California and New York, New York, and one Grand Havana House of Cigars retail store located in Beverly Hills, California. Grand Havana’s primary business focus is on operating its existing cigar clubs and retail store.

        The Company was incorporated under the laws of the State of Delaware on April 13, 1993 under the name “United Restaurants, Inc.” The Company was formed to acquire all of the capital stock of Love’s Enterprises, Inc. (“LEI”), which it accomplished in May 1993. LEI was the owner, operator and franchisor of the Love’s restaurant chain.

        The Company’s principal executive offices are located at 1990 Westwood Boulevard, 3rd Floor, Los Angeles, California 90025, and its telephone number is (310) 475-5600. References to the “Company” herein include Grand Havana Enterprises, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Background

       In December 1996, the Company decided to discontinue its LEI franchise and restaurant operations due to poor operating results. At that time, the Company operated three Love’s restaurants and was the franchisor of an additional ten Love’s restaurants. The plan to discontinue its LEI operations was completed in July 1998. The only LEI assets currently retained by the Company are the international licensing rights to Love’s restaurants.

Cigar Club Operations; Retail Operations

       The Grand Havana Rooms, the Company’s private membership cigar clubs, are targeted primarily towards affluent cigar smokers and their guests. The first Grand Havana Room opened in June 1995 in Beverly Hills, California. In March 1997, a second Grand Havana Room opened in Washington, D.C., and the third Grand Havana Room opened in New York, New York in May 1997. The Washington, D.C. Grand Havana Room closed in February 1999 and the Company sold substantially all of its assets in the Washington, D.C. location.

       The Grand Havana Room concept is to provide a private club where members can keep their cigars and smoking accessories for use while at the Grand Havana Room. Each Grand Havana Room offers corporate and individual humidor rentals for a one-time initiation fee and a monthly rental fee thereafter. The New York Grand Havana Room offered a “social membership” which permitted the member to use the Grand Havana Room facilities, but did not provide the member with a locker or humidor. This type of membership was suspended in March 2003. Currently, both clubs offer “private,” “shared” and “corporate” humidor rentals. Each Grand Havana Room includes a private smoking lounge, a full bar and food service. The Grand Havana Rooms also sell premium cigars and cigar and tobacco accessories. All facilities of the Grand Havana Rooms are available for use only by members and their guests.

       Membership at each Grand Havana Room is limited to the number which the Company believes is appropriate to the space of the particular Grand Havana Room. Memberships at both Grand Havana Rooms are also limited to the number of humidors maintained by the Company.

       Beverly Hills Grand Havana Room

       The first Grand Havana Room opened in Beverly Hills, California in June 1995. In December 1998, the Beverly Hills Grand Havana Room was expanded in response to a demand for more memberships. Prior to that time, Grand Havana operated a restaurant called On Canon on the first floor of the space occupied by the Beverly Hills Grand Havana Room. On Canon was closed and converted into additional space for the Grand Havana Room. In December 2000, the Company entered into a sublease agreement with Mistral Brasserie, LLC (“Mistral”) for the On Canon space. Mistral operated a restaurant open to the public, but would allow unrestricted access to Grand Havana’s additional humidors located on the first floor. Mistral provided food for the members of the Beverly Hills Grand Havana Room. In 2002, 301 N. Canon Drive, LLC assumed the sublease from Mistral under the restaurant name Avenue Restaurant (“Avenue”). Avenue provided the same services as Mistral. In August 2003, Luce of Beverly Hills, LLC (“Luce”) assumed the sublease, on a month to month basis, from Avenue and continues to provide the same services. All alcoholic and non-alcoholic beverages continue to be served by the Company.

       Prior to the expansion of the Beverly Hills Grand Havana Room, memberships at this location were fully subscribed and there was a waiting list. After the expansion, the membership list was opened and all newly available memberships were fully subscribed. The Beverly Hills Grand Havana Room continues to maintain a waiting list for membership.

       New York Grand Havana Room

       The New York Grand Havana Room opened in May 1997 and is located on the 39th floor of 666 Fifth Avenue in New York, New York. The New York Grand Havana Room provides a smoking lounge, bar, restaurant and conference facilities. The New York Grand Havana Room maintains a waiting list for membership.

       Grand Havana House of Cigars

       The Grand Havana House of Cigars retail store specializes in premium cigars, cigar accessories and related merchandise.

       The first Grand Havana House of Cigars opened in March 1997 adjacent to the Washington, D.C. Grand Havana Room. A second Grand Havana House of Cigars opened in the lobby of the Bally’s Hotel in Las Vegas, Nevada in November 1997, and a third Grand Havana House of Cigars opened adjacent to the Beverly Hills Grand Havana Room in December 1997. The Washington D.C. location was closed in February 1999 and the Company sold the store’s assets. The Company closed the Las Vegas House of Cigars in January 2002.

Trademarks and Service Marks

       Grand Havana has registered the service marks “Grand Havana Room” and “Grand Havana House of Cigars”, and the trademarks “Grand Havana Selection” and “Grand Havana Reserve.” The Company regards its service marks and trademarks as having significant value and being an important factor in the marketing of its restaurants and cigar clubs, as well as its Grand Havana House of Cigars locations. Grand Havana also uses its Grand Havana Room service marks on T-shirts, hats and golf balls and other similar products to generate additional revenues. Grand Havana’s policy is to pursue registrations of its marks wherever possible and to oppose vigorously any infringement of its marks. Grand Havana is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent Grand Havana from using such trademarks in its business.

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

       The tobacco industry has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of the Company. These issues, some of which are more fully discussed below, include legislation or other governmental action seeking to ascribe to the tobacco industry responsibility and liability for the adverse health effects associated with both smoking and exposure to ETS; increased smoking and health litigation; jury verdicts against tobacco companies; price increases related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; governmental and private bans and restrictions on smoking; actual and proposed price controls; diminishing social acceptance of smoking; increased pressure from anti-smoking groups; unfavorable press reports; and other tobacco legislation that may be considered by Congress, the states and other jurisdictions in the United States.

       Excise Taxes

       Cigars and pipe tobacco are subject to substantial federal, state and local excise taxes. In general, excise taxes and other taxes on tobacco products have been increasing. Congress has been considering significant increases in the federal excise tax or other payments from tobacco manufacturers. Increases in other tobacco-related taxes have been proposed at the state and local level.

       Any future increases, the extent of which cannot be predicted, could result in volume declines in the tobacco industry, and might cause sales of tobacco products to shift from the premium segment to the discount segment. A shift in sales of tobacco products resulting from higher cigar prices could result in decreased sales of cigars at the Company’s Grand Havana Rooms and Grand Havana House of Cigars locations, and a decrease in the number of persons who smoke cigars. In turn, this could cause a reduction in membership at our Grand Havana Rooms. Effective July 2000, the excise tax on the wholesale price of cigars sold in California decreased from approximately 67% to approximately 47% in July 2002. This tax decrease has not had a significant impact on either the pricing or cigar sales by the Company in California.

       FDA Regulations

       The United States Food and Drug Administration (the “FDA”) has promulgated regulations asserting jurisdiction over cigarettes as “drugs” or “medical devices” under the provisions of the Food, Drug and Cosmetic Act. These regulations include severe restrictions on the distribution, marketing and advertising of cigarettes. The FDA’s exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive regulations, and could materially adversely affect the business, volume, results of operations, cash flows and financial position of the Company. The ultimate outcome of this litigation cannot be predicted.

       Health Effects of Smoking and Exposure to ETS

       Reports with respect to the health risks of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigars and cigarettes continue to be subject to increased governmental regulation. Studies with respect to the health risks of ETS to nonsmokers (including lung cancer, respiratory and coronary illnesses and other conditions) have also received significant publicity. In 1986, the Surgeon General of the United States and the National Academy of Sciences reported that nonsmokers were at increased risk of lung cancer and respiratory illness due to ETS. In 1993, the United States Environmental Protection Agency (the “EPA”) issued a report relating to certain health effects of ETS. In July 1998, a federal district court vacated those sections of the report relating to lung cancer, finding that the EPA may have reached different conclusions had it complied with certain relevant statutory requirements. The federal government has appealed the court’s ruling. The ultimate outcome of this litigation cannot be predicted.

       Other Legislative Initiatives

       In recent years, various members of Congress have introduced legislation that would subject tobacco products to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act. These include establishing anti-smoking educational campaigns or anti-smoking programs, providing additional funding for governmental anti-smoking activities, further restricting the advertising of tobacco products, including requiring additional warnings on packages and in advertising, and allowing state and local governments to restrict the sale and distribution of cigars.

       It is not possible to determine the outcome of the FDA’s regulatory initiatives or the related litigation discussed above, or to predict what, if any, other governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigars, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the business, volume, results of operations, cash flows and financial position of the Company would be materially adversely affected.

       Tobacco-Related Litigation

       There has been substantial litigation related to tobacco products in the United States, including a class action trial in Florida and a civil health care cost recovery action filed by the United States Department of Justice in September 1999 against domestic tobacco manufacturers and others. In 1997, the five largest tobacco companies announced a proposed settlement of a number of cases brought by the attorneys general of several states to recoup Medicare and Medicaid expenses. Legislation was introduced in Congress to implement the settlement by increasing the price of cigarettes, regulating all tobacco products, imposing full FDA regulation and adopting new and highly restrictive marketing requirements. Although Congress failed to adopt the legislation, the tobacco companies involved in the proposed settlement entered into separate settlement agreements (the “Master Settlement Agreement”) in 1998 with the attorneys general pursuant to which they agreed to pay significant amounts annually and to certain marketing restrictions. Since the Master Settlement Agreement was signed in November 1998, additional tobacco product manufacturers have joined as subsequently participating parties. The effect of this settlement on the manufacture, advertisement, sale and consumption of tobacco products is unknown. However, there could be a sustained decrease in consumption of tobacco products over a period of years.

       Health Warnings

       Although federal law has required health warnings on cigarettes since 1965, there is currently no federal law requiring that cigars carry such warnings. California requires “clear and reasonable” warnings to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. The Company believes that it complies with applicable California laws.

       The majority of states, including California, restrict or prohibit smoking in certain pubic places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas, or by requiring designated “smoking” areas. The Company believes that because of its private smoker’s lounge status in California, it will be exempt from future regulations in California or other jurisdictions that might further prohibit smoking. However, if regulations should be enacted in California or other jurisdictions which in any way limit or prohibit the smoking of cigars in the Company’s Grand Havana Rooms, this would have a material adverse effect on the Company’s business.

       California Smoke-Free Workplace Act of 1994

       In 1994, the California legislature enacted the California Smoke-Free Workplace Act of 1994 which prohibits, with certain exceptions, smoking in enclosed spaces at places of employment. Since the inception of the Company’s Beverly Hills Grand Havana Room, the Company has relied upon an exemption in the law that expressly exempts from its coverage retail tobacco shops and private smoker’s lounges.

       New York City Smoke-Free Act

       In 2002, the city council of New York enacted the New York City Smoke-Free Act, similar to the California Smoke-Free Workplace Act of 1994, with the exception of establishments known as “Tobacco Bars.” The New York City Smoke-Free Act went into effect on July 25, 2003. All establishments requesting an exemption were required to submit a “Tobacco Bar” application prior to July 25, 2003. The Company submitted its application to the Department of Health and Mental Hygiene (“DOHMH”) on June 25, 2003. On July 22, 2003, DOHMH approved the Company’s application as a “Tobacco Bar,” thereby allowing the Grand Havana Room in New York to be exempt from the Smoke-Free Act. The Company’s license is valid until July 15, 2005. The license is only valid for this location. If we move, we may not be able to obtain a new license. In addition, there can be no assurances that the Company will be able to maintain its “Tobacco Bar” status on an ongoing basis. If the Company is unable to qualify as a “Tobacco Bar” upon annual renewal of its registration, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

       Restaurant and Alcohol Regulation

       The restaurants in the Grand Havana Rooms are subject to numerous federal, state and local laws regulating their business, including health, sanitation, safety standards, alcoholic beverage control and fire regulations. The expansion, development and construction of any additional restaurants within the Company’s Grand Havana Rooms, will be subject to compliance with applicable zoning, land use and environmental regulations. Each of the Grand Havana Rooms has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each cigar club has food service licenses from local health authorities. The failure of the club to obtain or retain liquor or food service licenses could have a material adverse effect on its operations. Difficulties in obtaining, or failures to obtain the required licenses or approvals, could delay or prevent the development of a new restaurant in a particular area, including any new Grand Havana Rooms which may be developed by the Company in the future. However, management believes the Company is currently in compliance in all material respects with all relevant regulations, and the Company has never experienced abnormal difficulties or delays in obtaining the required licenses or approvals.

       Alcoholic beverage control regulations require each of the Company’s cigar clubs to apply to a state authority and, in certain locations, county and municipal authorities, for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company’s restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company’s ability to obtain such a license elsewhere.

       The Company is subject in California, and may be subject in certain other states, to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its comprehensive general liability insurance. The Company has never been the subject of a “dram-shop” claim.

       Other Regulations

       The Company is also subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards and hiring and employment practices. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could be detrimental to the economic viability of Grand Havana cigar clubs.

       The Company is subject to federal and state environmental regulations although these rules have not had a material effect on Grand Havana’s operations.

       The Company continues to monitor its facilities for compliance with the Americans with Disabilities Act (the “ADA”) which prohibits discrimination on the basis of disability, accommodations and employment. The Company believes that it is in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. Under the ADA, the Company could be required to expend funds to modify its restaurants to better provide service to, or make reasonable accommodations for, the employment of disabled persons.

Competition

       The Company’s Grand Havana Rooms compete with other clubs that offer private memberships, as well as with other restaurants, bars, smoking lounges and other establishments that are open to the public and at which cigar smoking is permitted. The Company believes that by continuing its policy of catering to an affluent clientele, it will be able to compete effectively with other private membership clubs that may have a broader base membership, as well as with other bars and restaurants that are open to the public that permit cigar smoking. Many of the Company’s competitors have substantially greater financial, marketing, personnel and other resources than the Company. Additionally, the Company’s cigar club business is affected by changes in consumer taste and discretionary spending priorities, economic conditions, demographic trends, traffic patterns and employee availability. Any change in these factors could adversely affect the Company. The Company believes that the ability of the Company’s restaurants located in its Grand Havana Rooms to compete effectively will continue to depend on its ability to offer high quality food in a full-service, distinctive dining environment.

       The Company’s Grand Havana House of Cigars location competes with other retail cigar stores, as well as with other businesses and entities which sell cigars and cigar-related products, such as supermarkets and liquor stores. Many of these competitors have substantially greater financial, marketing, personnel and other resources than the Company. The Company believes that its ability to compete effectively will depend on establishing prime locations for its retail cigar stores and carrying the brands of premium cigars which are in demand.

Employees

       As of September 28, 2003, Grand Havana had 71 employees, including 14 full-time and 57 part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.     DESCRIPTION OF PROPERTY.

       Grand Havana maintains its principal executive offices in approximately 2,000 square feet of leased office space in Los Angeles under a lease with a term that expires on July 31, 2007. The lease was entered into with 1990 Westwood Boulevard, Inc. (“1990 Westwood”) which is owned principally by Harry Shuster, the former Chief Executive Officer and principal stockholder of the Company. In February 2003, Harry Shuster sold the building to 1990 Westwood Boulevard, L.L.C., an unrelated company. The monthly rent under the lease for the premises is currently $4,025.00.

       The Grand Havana Room and the Grand Havana House of Cigars in Beverly Hills, California are located in approximately 4,000 square feet of leased space under a five and a half-year lease expiring May 31, 2010. The lease has one five-year option to extend through May 31, 2015. The monthly rent is $25,471, of which $12,735 is paid by the sublessor, Luce. The sublease expires on May 31, 2010. Luce has one option to extend the sublease until May 31, 2015.

       The New York Grand Havana Room is located in approximately 16,470 square feet of leased space on the 39th floor of 666 Fifth Avenue in New York, New York under a fifteen-year lease expiring September 30, 2011. The monthly rent is $60,397.

       The Company believes that its existing leased properties are adequate for its current needs. The Company also believes that all of the properties are adequately covered by insurance.

ITEM 3.     LEGAL PROCEEDINGS.

       None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity

       Grand Havana’s common stock traded on the Nasdaq SmallCap Market under the symbol “UNIR” until March 1997. From March 1997 until January 29, 2002, the Company’s common stock was quoted on the Over the Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “PUFF.” The Company’s common stock is now quoted on the Pink Sheets under the symbol “PUFF.” Since January 29, 2002, there has been minimal trading activity. There can be no assurance that a significant public market for the common stock will develop or be sustained. The future market price of the common stock may be highly volatile. There have been periods of extreme fluctuation in the stock market that, in many cases, were unrelated to the operating performance of, or announcements concerning the issuers of the affected securities. Securities of issuers having relatively limited capitalization or limited market makers are particularly susceptible to fluctuations based on short-term trading strategies of certain investors.

Holders

       As of January 3, 2005, there were approximately 92 holders of record of the Company’s common stock.

Dividends

       The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, Grand Havana’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that Grand Havana’s Board of Directors deems relevant.

Equity Compensation Plans

       The following table provides information concerning the Company’s equity compensation plans as of September 28, 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security
holders	100,000	$.40	526,250
Equity compensation plans
not approved by
security holders	-0-	-0-	-0-

Total	100,000	$.40	526,250

Sale of Unregistered Securities

       During the year ended September 28, 2003, the Company sold 350,000 shares of its common stock at $.01 per share, realizing $3,500 in proceeds. The common stock was sold to Gerald M. Chizever on September 3, 2003. The shares were issued pursuant to an exemption provided by Section 4(2) of the 1933 Securities Act, as amended (the “Securities Act”).

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

       Grand Havana owns, operates and develops private membership cigar clubs under the name “Grand Havana Rooms” and a retail cigar store under the name “Grand Havana House of Cigars.” For the fiscal year ended September 28, 2003 (“fiscal 2003”), Grand Havana generated approximately 59% of its net revenue from its cigar club operations, and approximately 40% of its revenue from membership (humidor rental) fees and sales of cigars and other smoking-related merchandise.

       The Company has experienced operating losses since its inception with net losses of $(851,512) for the fiscal year ended September 29, 2002 (“fiscal 2002”) and $(784,726) for fiscal 2003. There can be no assurance that the cigar clubs and retail cigar store will be profitable in the future.

Critical Accounting Policies

       Revenue Recognition and Measurement

       Grand Havana derives revenues from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. Revenue from sales of cigars and related merchandise, private events and club activities, and food and beverage sales are recognized at the time of sale. The Company recognizes two types of membership (humidor rental) fees, an initial fee, or set up fee, and a monthly rental fee. The initial fee is recognized at the time the member joins. The monthly rental fee is charged in advance for a three-month period, and recognized equally over the three-month period. Deferred revenue represents those humidor fees charged in advance and recognized equally over the three-month period.

       Recent Accounting Pronouncements

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

       In June 2003, FASB issued an exposure draft for a proposal under the Statements of Financial Accounting Standards (“SFAS”), entitled “Qualifying Special Purpose Entities (“QSPE”) and Isolation of Transferred Assets”, an amendment to SFAS No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change, and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS No. 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special purposes entity’s obligation to beneficial interest holders.

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

Sales Taxes in Arrears

       On February 11, 2003, the Company was notified by the City of New York Department of Finance, that it was in arrears in payment of “Commercial Rent Tax.” This tax is based on annual rent payments made to the Company’s landlord at a rate of 6%, after a 35% discount. The Company has never paid any “Commercial Rent Tax” since its opening in June 1997. The City informed the Company that it was the responsibility of landlords to inform their tenants of the “rent tax” in effect. Upon notification by the City of New York, the Company requested a conciliation conference, which was granted and held on June 24, 2003, and attended by Stanley Shuster. At this conference, the Company agreed to pay the back “rent tax” and interest, while the City of New York agreed to waive all penalties. This amounted to $137,498 in back taxes and $36,036 in interest. The City waived $53,293 in penalties. On July 31, 2003, the Company made a down payment of $43,250. On September 12, 2003, the Company was notified by the City of New York of its upcoming amnesty period, starting October 20, 2003 and running until January 23, 2004. During this period if payment of the remaining back “rent tax” was paid-in-full, the interest portion would be reduced to $20,154. As of September 28, 2003, the Company owed the City of New York $90,472 in commercial “rent tax” and interest.

       In May 2003, the Company began negotiations with the State of New York Department of Finance with regards to the Company’s sales tax in arrears. The Company paid $100,000 as a down payment and entered into a tentative agreement to pay $25,000 a month until the total balance was paid. In July 2003, the Company began making monthly payments. As of September 28, 2003, the Company owed $423,593 in back sales tax, penalties and interest. On January 24, 2004, the State of New York formally approved the $25,000 per month payment agreement, which is scheduled to end in July 2005.

Results of Operations

       Fiscal Year Ended September 28, 2003 Compared to Fiscal Year Ended September 29, 2002.

       Net Revenues. Grand Havana derives revenues from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. For fiscal 2003, Grand Havana had revenues of $6,312,155, compared to revenues of $5,600,378 for fiscal 2002, an increase of $711,777, or approximately 12.7%. This increase in revenues for fiscal 2003 was due primarily to an increase in membership (humidor rental) fees of $218,726, or 11.0%, from $1,996,486 in fiscal 2002 to $2,215,212 in fiscal 2003, an increase in sales of cigars and related merchandise from $296,840 in fiscal 2002 to $334,713 in fiscal 2003, an increase of 12.8%, and an increase in food and beverage sales from $2,513,567 in fiscal 2002 to $2,901,269 in fiscal 2003, an increase of 15.4%. The increase in membership (humidor rental) fees and food and beverage sales were primarily due to the designation of the New York Grand Havana Room as a “Tobacco Bar” by the City of New York. The increase in sales of cigars and smoking-related merchandise was primarily due to an increase in volume at the Grand Havana House of Cigars in Beverly Hills. Revenues from private events and club activities increased from $793,485 in fiscal 2002 to $862,961 in fiscal 2003, an increase of $67,476, or 8.5%.

       Expenses. Total costs and expenses increased from $6,133,010 in fiscal 2002 to $6,689,056 in fiscal 2003, an increase of $556,046, or approximately 9.1%. This increase is mainly due to the increase in new membership at the New York Grand Havana Room. Cost of merchandise decreased from $203,937 in fiscal 2002 to $199,156 in fiscal 2003, a decrease of $4,781, or approximately 2.3%.

       Direct labor and benefit costs increased from $1,688,167 in fiscal 2002 to $1,732,894 in fiscal 2003, an increase of $44,727, or approximately 2.6%. This increase was caused mainly due to increased commission paid on new membership at the Grand Havana Room in New York. Occupancy and other operating expenses increased from $2,130,651 in fiscal 2002 to $2,590,964 in fiscal 2003, an increase of $460,313, or 21.6%. This increase was mainly due to back commercial “rent tax” and penalties from late or non-payment of sales tax owed to the State of New York.

       General and administrative costs decreased from $676,169 in fiscal 2002 to $667,251 in fiscal 2003, a decrease of $8,918, or approximately 1.3%, primarily due to more efficient operations and a reduction in other professional expenses. Depreciation and amortization costs decreased from $415,376 in fiscal 2002 to $358,129 in fiscal 2003, a decrease of $57,247, or approximately 9.1%, due to full depreciation of certain items.

Liquidity and Capital Resources

       Cash and cash equivalents totaled $368,206 at September 28, 2003, compared with $429,268 at September 29, 2002.

       On August 15, 1998, Harry Shuster, the former Chief Executive Officer and principal stockholder of the Company agreed to lend the Company $300,000. The Company delivered a secured promissory note to Harry Shuster dated August 15, 1998 (the “Shuster Note”). The Shuster Note provided for interest at a rate of 10% per annum. The Shuster Note was secured by a second lien security interest in certain collateral. As of September 28, 2003, the entire principal amount of the Shuster Note, $300,000, remained outstanding.

       On September 30, 1998, United Leisure Corporation (“United Leisure”) agreed to make a new installment loan to the Company in the amount of up to $1,250,000 in replacement of a prior loan between United Leisure and the Company. The Company executed a promissory note dated September 30, 1998 (the “Promissory Note”). The Promissory Note was secured by a first lien security interest in certain collateral. On January 31, 2001, United Leisure assigned the Promissory Note to Harry Shuster. The President of United Leisure is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. Subsequently, the Company entered into an amended note with Harry Shuster for $740,246, which included all accrued interest from the Promissory Note (the “Amended Note”). The Amended Note provided for interest at a rate of 10% per annum. The Amended Note was due and payable on October 1, 2003. On September 28, 2003, the Company owed an aggregate of $640,246.

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

       As of September 28, 2003, the Company was indebted to 1990 Westwood in the amount of $181,720 for outstanding rent due under its lease for its corporate headquarters. On March 1, 2004, the Company and 1990 Westwood entered into a letter agreement, whereby the Company issued a promissory note to 1990 Westwood in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum.

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

       As of September 28, 2003, an aggregate of $795,399 remained outstanding under a note issued to United Film Distributor (“United Films”), an affiliate of the Company, in May 1997 (the “1997 Promissory Note”). The full amount due under the 1997 Promissory Note, together with all accrued but unpaid interest, was due and payable by the Company on demand. The president of United Films is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a promissory note dated March 1, 2004 to United Films in the amount of $782,917 (the “March 2004 United Films Promissory Note”). The March 2004 United Films Promissory Note provided for interest at the rate of 5% per annum.

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

       On September 26, 1999, Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company, advanced the Company $60,000. The note bears interest at 10.3% per annum. On June 18, 2003, the Company entered into a loan agreement with Stanley Shuster for the Company to borrow an additional $50,000. The note bears interest at 7% per annum, and is due and payable on September 15, 2004. Since the inception of the advances made to the Company by Stanley Shuster, the Company has repaid $28,100, bringing the total amount owed to Mr. Shuster, as of September 28, 2003, to $81,900.

       Cash flows used by operating activities were $218,228.

       Cash flows provided by financing activities were $201,108.

       Cash flows used by investing activities were $43,942.

       The Company anticipates that revenues from the operation of its existing Grand Havana Rooms and Grand Havana House of Cigars retail store will provide sufficient working capital during the next twelve months. In fiscal 2003, the Company’s Beverly Hills operations had income of approximately $179,298. The Company’s New York Grand Havana Room had losses of $(373,416). The Company anticipates that the New York Grand Havana Room may achieve and maintain profitability in 2004, although there can be no assurance that this will occur.

       Due to the fact that the trading price of the Company’s common stock has fallen significantly in the last twelve months, and because it is not currently trading on the OTC Bulletin Board, the Company does not anticipate that it will be able to sell its securities in private placements on terms that are acceptable to the Company for the foreseeable future. If the Company is unable to raise additional funds through the private placement of its securities it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if available, it will be on terms acceptable to the Company. If the Company is unable to obtain financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such options as selling or pledging portions of its assets in order to meet such obligations.

ITEM 7.     FINANCIAL STATEMENTS.

       Our audited financial statements appear beginning on page F-1 of this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.     CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

       As of September 28, 2003, the end of the period covered by this report, Stanley Shuster, the Company’s chief executive officer and chief financial officer, reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and has concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b) Changes in internal control

       During the period covered by this report, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 8B.     OTHER INFORMATION.

       None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officers and Key Employees

       Set forth in the table below are the names, ages and positions of the current directors and executive officers of Grand Havana. Ages are shown as of January 1, 2005. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors. None of the executive officers has any family relationship to any director or any other executive officer of Grand Havana.

Name	Age	Positions Currently Held With the Company	Director Since

Stanley Shuster	44	Chairman of the Board, Chief	1995
		Executive Officer, President
		and Chief Financial Officer

Steven T. Ousdahl	58	Vice President, Administration	2000
		and Director

Shannon Taylor	35	Vice President, Operations and	2003
		Director

J. Brooke Johnston,
Jr.(1)	64	Director	1998

(1) Mr. Johnston resigned from the Board of Directors on November 11, 2003. The vacancy was filled by Ms. Shannon Taylor.

       Set forth below is a brief description of the business experience of the directors and executive officers of the Company.

       Stanley Shuster has served as an Executive Vice President and director of Grand Havana since June 1995. In May 1999, Mr. Shuster became Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer of the Company. Since April 1994, Mr. Shuster has been employed by the Company to develop its Grand Havana Room concept and is currently supervising the operations of the Company’s Grand Havana Rooms. From March 1991 through February 1994, Mr. Shuster served as Vice President of Artist and Repertoire for J.R.S. Records, an independent record company, with major distribution through BMG.

       Steven T. Ousdahl has served as Vice President, Administration of the Company since August 1993 and as a director since May 2000. He also served as operations administrator for LEI since September 1985, where he managed the operations of the Love’s restaurant chain until its disposition. Prior to that, Mr. Ousdahl was engaged for over fifteen years as an operations executive in the food service business for several firms, including IHOP Corporation.

       Shannon Taylor has served as Vice President, Operations of the Company and as a director since November 11, 2003. Ms. Taylor served as an employee of the Company for over ten years prior to assuming an executive role.

       J. Brooke Johnston, Jr. served as a director of the Company from March 1998 to November 2003. Mr. Johnston is a partner of the law firm of Baker, Johnston & Wilson, LLP in Birmingham, Alabama. He was Senior Vice President and General Counsel for Med Partners from April 1996 until July 1998. Prior to that, Mr. Johnston was a senior principal of the law firm of Haskell, Slaughter, Young & Johnston, a professional association located in Birmingham, Alabama, where he practiced securities law for over seventeen years.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of the Company’s common stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 4 were required, the Company believes that for the period through September 28, 2003, all officers, directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

       We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of reviewing a code of ethics with our attorneys and independent board members. We will adopt a code of ethics upon completion of discussions.

Audit Committee Financial Expert

       We do not have an audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. As such, we have not designated an audit committee financial expert.

Stockholder Communications

       Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, may write to us at 1990 Westwood Blvd., 3rd Floor, Los Angeles, CA 90025. Mr. Shuster will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board.

ITEM 10.     EXECUTIVE COMPENSATION.

       The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in fiscal 2003.

		Annual Compensation	Long-Term Compensation

Name and Principal Positions	Year	Salary	All Other Compensation($)(1)

Stanley Shuster	2003	$231,609	$6,286

Chairman of the Board,	2002	$214,840	$12,935
President, Chief Executive
Officer and Chief Financial Officer	2001	$194,487	$9,052

(1)	Represents amounts paid in health and insurance benefits.

Director Compensation

       Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Employment Agreements

       We entered into an employment agreement with Stanley Shuster on June 1, 2003 for a three-year term, which automatically renews for successive three-year terms, except (a) the parties may mutually agree to revise any of the terms thereof, and (b) the employment relationship will be on an “at will” basis. The employment agreement requires Mr. Shuster to devote his best efforts to our interests and business and prohibits him from disclosing information, competing with us and soliciting employees for one year after termination of his employment. We have also extended various benefits and reimbursement of expenses to Mr. Shuster.

       The employment agreement provides that in the event that Mr. Shuster is terminated prior to the end of the initial three-year term, other than for cause, we will pay Mr. Shuster the compensation and other benefits provided for under the employment agreement for the remainder of the three-year term without any deduction or offset for any compensation earned or received from any other sources.

Stock Options

       The Company’s 1996 Stock Option Plan (the “Option Plan”) provides officers, directors, key employees and other key contributors of the Company an opportunity to purchase the common stock of the Company pursuant to “non-qualified stock options” which may be granted at the discretion of the Board of Directors.

       Under the Option Plan, options to purchase an aggregate of 626,250 shares of common stock may be granted. The purchase price shall be no less than 85% of the fair market value of the common stock on the date of grant. The Board of Directors of the Company, or a committee established by the Board of Directors, shall determine, among other things (i) the purchase price of the shares covered by each option, (ii) whether any payment will be required upon grant of the option, (iii) the individual to whom, and the time or times at which, options shall be granted, (iv) the number of shares subject to each option and (v) when an option can be exercised in whole or in part.

       At September 28, 2003, there were outstanding presently exercisable non-qualified stock options to purchase an aggregate of 100,000 shares of the Company’s common stock. No options to purchase common stock of the Company were granted under the Option Plan in fiscal 2003.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership

       The following tables set forth certain information regarding beneficial ownership of our common stock as of September 28, 2003 by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the executive officers, and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)(3)	Percentage of Class

Steven T. Ousdahl	0	0%

J. Brooke Johnston, Jr.	0	0%

Shannon Taylor (4)	0	0%

Stanley Shuster	5,749,876	39.4%

All executive officers	5,749,876	39.4%
and directors as a group (3 persons)

5% Beneficial Owners

United Leisure (5)	966,666	6.6%

(1)	Each person’s address is 1990 Westwood Boulevard, 3rd Floor, Los Angeles, California 90025, unless otherwise noted.

(2)	Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them.

(3)	A person is deemed to be the beneficial owner of common stock that can be acquired by such person within sixty days of the date hereof upon the exercise of warrants or stock options. Except as otherwise specified, each beneficial owner’s percentage ownership is determined by assuming that warrants and stock options that are held by such person (but not those held by any other person) and that are exercisable within sixty days from the date hereof, have been exercised.

(4)	Ms. Taylor became a director of the Company on November 11, 2003.

(5)	Brian Shuster is the president of United Leisure. Mr. Shuster shares voting and dispositive power over the shares held by United Leisure.

Equity Compensation Plan Information

       For information relating to the Company’s equity compensation plan, see Item 5 of this report entitled “Market for Common Equity and Related Stockholder Matters – Equity Compensation Plans.”

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Harry Shuster

       As of March 1, 2004, the Company was indebted to Harry Shuster, the former Chief Executive Officer and principal stockholder of the Company, in the total amount of $2,500,901. On March 1, 2004, the Company and Mr. Shuster agreed to consolidate the Shuster Note, the Amended Note and all accrued liabilities to advances made by the former Chief Executive Officer, and, in lieu thereof, the Company issued the March 2004 Promissory Note to Mr. Shuster in the amount of $2,500,901. In connection therewith, Mr. Shuster agreed to terminate his security interest in substantially all of the assets of the Company. The March 2004 Promissory Note provided for interest at the rate of 5% per annum.

       On September 26, 2004, the Company cancelled the March 2004 Promissory Note. In consideration for cancellation and termination of the note, the Company issued its former Chief Executive Officer the September 2004 Promissory Note in the amount of $2,435,050. The September 2004 Promissory Note bears interest at a rate of 5% per annum. The Company has the right to prepay the September 2004 Promissory Note in whole or in part at any time. In addition, the Company has agreed to pay its former Chief Executive Officer successive monthly installments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Promissory Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

Lease of Office Premises

       Grand Havana maintains its principal executive offices in approximately 2,000 square feet of leased office space in Los Angeles, California under a lease with a term that expires on July 31, 2007. The lease was entered into with 1990 Westwood which is owned principally by Harry Shuster, the former Chief Executive Officer and principal stockholder of the Company. In February 2003, Harry Shuster sold the building to 1990 Westwood Boulevard, L.L.C., an unrelated company. The monthly rent under the lease for the premises is currently $4,025.00.

       As of March 1, 2004, the Company was indebted to 1990 Westwood in the amount of $181,720 for outstanding rent due under the lease. On March 1, 2004, the Company and 1990 Westwood entered into a letter agreement, whereby the Company issued a promissory note to 1990 Westwood in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum. On September 26, 2004, the Company cancelled the note issued to 1990 Westwood on March 1, 2004. In consideration for cancellation and termination of the note, the Company issued 1990 Westwood a new, unsecured promissory note in the amount of $170,866 for principal and unpaid interest owed as of September 26, 2004. The new note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The promissory note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

Transactions with United Films

       As of March 1, 2004, the Company was indebted to United Films in the amount of $782,917 as a result of monies due under the 1997 Promissory Note. The president of United Films is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a promissory note to United Films in the amount of $782,917. The March 2004 United Films Promissory Note provided for interest at the rate of 5% per annum. On September 26, 2004, the Company cancelled the March 2004 United Films Promissory Note. In consideration for cancellation and termination of the note, the Company issued United Films the September 2004 United Films Promissory Note in the amount of $798,786. The September 2004 United Films Promissory Note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The September 2004 United Films Promissory Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

Transactions with Stanley Shuster

       On September 26, 1999, the Company received a loan from Stanley Shuster, the Company’s current Chief Executive Officer and principal stockholder, in the amount of $60,000. The note bears interest at 10.3% per annum. On June 18, 2003, the Company received an additional loan for $50,000 from Stanley Shuster. The loan bears interest at 7% per annum. Since the inception of the advances made to the Company by Stanley Shuster, the Company has repaid $28,100, bringing the total amount owed to Mr. Shuster, as of September 28, 2003, to $81,900.

ITEM 13.     EXHIBITS.

3.1	Restated Certificate of Incorporation of Grand Havana (incorporated by reference to Exhibit 3.1 of Grand Havana’s Form SB-2 (File No. 33-68252-LA) (the “SB-2”)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Grand Havana (incorporated by reference to Exhibit 3.3 of Grand Havana’s Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997 (File No. 0-24828) (the “1997 10-KSB”)).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Grand Havana (incorporated by reference to Exhibit 3.4 of the 1997 10-KSB).

3.4	Bylaws of Grand Havana (incorporated by reference to Exhibit 3.2 of the SB-2).

10.1	Form of Indemnity Agreement entered into between Grand Havana and each of its directors (incorporated by reference to Exhibit 10.39 of the SB-2).

10.2	Village On Canon Lease dated July 1, 1994 between Pinkwood Properties Corporation and Grand Havana (incorporated by reference to Exhibit 10.37 of Grand Havana’s Annual Report on Form 10-KSB for the fiscal year ended 1994 (the “1994 10-KSB”)).

10.3	The First Addendum to the Village On Canon Lease dated October 10, 1994 between Douglas Emmett Joint Venture and Grand Havana.*

10.4	The Second Addendum to the Village On Canon Lease dated November 23, 1994 between Douglas Emmett Joint Venture and Grand Havana.*

10.5	The Third Addendum to the Village On Canon Lease dated October 1, 1999 between Douglas Emmett Joint Venture and Grand Havana.*

10.6	The Fourth Addendum to the Village On Canon Lease dated February 3, 2004 between Douglas Emmett Joint Venture and Grand Havana.*

10.7	Agreement of Lease dated September 16, 1996 between Avenue Limited Partnership and Grand Havana (incorporated by reference to Exhibit 10.35 to Grand Havana’s Registration Statement on Form S-3 (File No. 33-16045) (the “Form S-3”)).

10.8	1996 Stock Option Plan of Grand Havana (incorporated by reference to Exhibit 10.19 of the 1997 10-KSB).

10.9	Employment Agreement between Grand Havana and Stanley Shuster dated June 1, 2003.*

10.10	Amended and Restated Promissory Note dated September 26, 2004 between Grand Havana and Harry Shuster.*

10.11	Letter Agreement dated September 26, 2004 between Grand Havana and Harry Shuster.*

10.12	Amended and Restated Promissory Note dated September 26, 2004 between Grand Havana and United Film Distributors, Inc.*

10.13	Letter Agreement dated September 26, 2004 between Grand Havana and United Film Distributors, Inc.*

10.14	Amended and Restated Promissory Note dated September 26, 2004 between Grand Havana and 1990 Westwood Boulevard, Inc.*

10.15	Letter Agreement dated September 26, 2004 between Grand Havana and 1990 Westwood Boulevard, Inc.*

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

       The following table sets forth the aggregate fees for professional audit services rendered by Weinberg & Company, P.A. for the audit of the Company’s annual financial statements for the fiscal years 2003 and 2002, and fees billed for other services provided by Weinberg & Company, P.A. for fiscal years 2003 and 2002.

	Fiscal Year Ended

	2003	2002

Audit Fees	—	—
Audit-Related Fees	$30,000	$30,000
Tax Fees	—	—
All Other Fees	—	—

Total Fees Paid	$30,000	$30,000

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND HAVANA ENTERPRISES, INC.

By:	/s/ Stanley Shuster
Stanley Shuster Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Date: February 9, 2005

       In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ Stanley Shuster Stanley Shuster	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	February 9, 2005

/S/ Steven T. Ousdahl Steven T. Ousdahl	Director	February 9, 2005

/S/ Shannon Taylor Shannon Taylor	Director	February 9, 2005

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Grand Havana Enterprises, Inc.

       We have audited the accompanying consolidated balance sheets of Grand Havana Enterprises, Inc. and subsidiaries (the “Company”) as of September 28, 2003 and September 29, 2002, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Havana Enterprises, Inc. and its subsidiaries as of September 28, 2003 and September 29, 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Boca Raton, Florida
February 13, 2004, except for Note 10, as to which the dates are March 1, 2004 and September 26, 2004.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 28, 2003	September 29, 2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$368,206	$429,268
Accounts receivable, net	29,846	43,799
Inventories, net	200,128	210,641
Prepaid expenses	51,770	101,393

TOTAL CURRENT ASSETS	649,950	785,101
PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,220,719	2,534,904

OTHER ASSETS
Restricted cash	760,000	760,000
Due from related parties	21,458	9,443
Deposits and other assets	34,821	42,487

TOTAL OTHER ASSETS	816,279	811,930

TOTAL ASSETS	$3,686,948	$4,131,935

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Notes payable to related parties	1,511,146	1,485,746
Bank overdraft	313,528	455,376
Accounts payable	434,297	553,500
Taxes payable	514,065	230,049
Accrued liabilities	409,060	359,082
Notes payable to bank	185,000	—
Deferred revenues	464,284	514,812
Due to related parties	2,131,863	2,002,807
Other current liabilities	25,242	28,842

TOTAL CURRENT LIABILITIES	5,988,485	5,630,214

LONG TERM LIABILITIES
Deferred rent payable	502,959	524,991
Other long term liabilities	48,308	48,308

TOTAL LONG TERM LIABILITIES	551,267	573,299

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; authorized –
3,000,000 shares; issued and outstanding – none
Common stock, $.01 par value; authorized –
50,000,000 shares; issued and outstanding –
14,524,306 shares in 2003 and 14,174,306 shares in 2002	145,244	141,744
Additional paid-in capital	13,279,044	13,279,044
Accumulated deficit	(16,277,092)	(15,492,366)

TOTAL STOCKHOLDERS' DEFICIENCY	(2,852,804)	(2,071,578)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,686,948	$4,131,935

See accompanying Notes to Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended

	September 28, 2003	September 29, 2002

REVENUE	$6,312,155	$5,600,378

COSTS AND EXPENSES
Food and beverage	1,140,662	1,018,710
Merchandise	199,156	203,937
Operating expenses
Direct labor	1,732,894	1,688,167
Occupancy and other	2,590,964	2,130,651
General and administrative	667,251	676,169
Depreciation	358,129	415,376

TOTAL COSTS AND EXPENSES	6,689,056	6,133,010

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(376,901)	(532,632)

OTHER INCOME (EXPENSE)
Interest income	11,246	21,970
Interest expense	(419,071)	(257,285)
Loss on close of Las Vegas Store	—	(83,565)

TOTAL OTHER INCOME (EXPENSE)	(407,825)	(318,880)

NET LOSS	$(784,726)	$(851,512)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,203,473	14,174,306

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.06)

See accompanying Notes to Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-September 23, 2001	14,174,306	$141,744	$13,279,044	$(14,640,854)	$(1,220,066)

Net Loss-Year Ended
September 29, 2002	—	—	—	(851,512)	(851,512)

Balance - September 29, 2002	14,174,306	141,744	13,279,044	(15,492,366)	(2,071,578)

Common stock issued
in private placement	350,000	3,500	—	—	3,500

Net Loss-Year Ended
September 28, 2003	—	—	—	(784,726)	(784,726)

Balance - September 28, 2003	14,524,306	$145,244	$13,279,044	$(16,277,092)	$(2,852,804)

See accompanying Notes to Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 28, 2003	September 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(784,726)	$(851,512)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	358,129	415,376
Expense of closing Las Vegas store	—	83,565
Changes in operating assets and liabilities:
Accounts receivable	13,953	(11,984)
Inventories	10,513	100,194
Prepaid expenses	49,623	5,978
Deposits and other assets	7,664	(580)
Accounts payable and other accrued liabilities	214,791	261,499
Deferred revenues	(50,528)	172,056
Due from related parties	(12,015)	5,752
Deferred rent payable	(22,032)	(22,032)
Other current liabilities	(3,600)	(1,799)
Sublease security deposit	—	25,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(218,228)	181,512

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(43,942)	(35,178)

NET CASH USED IN INVESTING ACTIVITIES	(43,942)	(35,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(141,848)	61,647
Notes and due to related parties	154,456	(2,500)
Bank loan & other financing	185,000	—
Proceeds from the issuance of common stock	3,500	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	201,108	59,147

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(61,062)	205,481

CASH AND CASH EQUIVALENTS, beginning of period	429,268	223,787

CASH AND CASH EQUIVALENTS, end of period	$368,206	$429,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$169,947	$21,117

Income taxes paid	$4,705	$4,705

See accompanying Notes to Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Grand Havana Enterprises, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 13, 1993. The Company is engaged in the business of the ownership, operation and development of private membership cigar clubs known as “Grand Havana Rooms”, and retail cigar stores known as “Grand Havana House of Cigars.” The Company’s fiscal year is the 52 or 53-week period ending on the last Sunday in September. The Company maintains two locations – New York, New York and Beverly Hills, California.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash and cash equivalents, trade account receivables, trade account payables, accrued expenses, related party receivables and payables, deferred liabilities and term loans. The fair value of the Company’s financial instruments approximates the carrying value of the instruments.

Allowance for Doubtful Accounts: Trade account receivables are stated net of an allowance for doubtful accounts. The Company estimated the allowance based on an analysis of specific customers. The allowance for doubtful accounts was $21,775 at September 28, 2003 and September 29, 2002, respectively.

Inventories: Inventories (consisting of food and beverage products, cigars and other merchandise) are stated at the lower of cost (first-in, first-out method) or markets, and net of an allowance for inventory obsolescence. The reserve for inventory obsolescence and damage was $40,756 and $37,731 as of September 28, 2003 and September 29, 2002, respectively.

Property and Equipment: Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Useful lives generally are as follows:

Leasehold improvements Restaurant equipment Other equipment	5 to 15 years 2 to 8 years 3 to 15 years

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss should be recognized when the aggregate of estimated future cash inflows (less estimated future cash outflows) to be generated by an asset is less than the asset’s carrying value. Future cash inflows include an estimate of the proceeds from eventual disposition. For purposes of this comparison, estimated future cash flows are determined without reference to their discounted present value. If the sum of undiscounted estimated future cash inflows is equal to or greater than the asset’s carrying value, impairment does not exist. If, however, expected future cash inflows are less than carrying value, a loss on impairment should be recorded. Such a loss is measured as the excess of the asset’s carrying value over its fair value. Fair value of an asset is the amount at which an asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

Deferred Rent: Rent expense is recognized on a straight-line basis over the term of the lease. When the Company signed the lease on the New York facility, the Company was given incentives for the lease. Those incentives were reflected as deferred rent and amortized over the life of the lease.

Income Taxes: The Company accounts for income taxes in accordance with provisions of the Statements of Financial Accounting Standards (“SFAS”) No. 109, entitled “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred income taxes be determined based on the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

Revenue Recognition and Measurement: Grand Havana derives revenues from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. Revenue from sales of cigars and related merchandise, private events and club activities, and food and beverage sales are recognized at the time of sale. The Company recognizes two types of membership (humidor rental) fees, an initial fee, or set up fee, and a monthly rental fee. The initial fee is recognized at the time the member joins. The monthly rental fee is charged in advance for a three-month period, and recognized equally over the three-month period. Deferred revenue represents those humidor fees charged in advance and recognized equally over the three-month period.

Earnings per share: Basic earnings (loss) per share amounts are computed by dividing the net income (loss) by the weighted average of common shares outstanding. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares and common share equivalents. Diluted (loss) per share does not include common share equivalents in the computation because their inclusion would be anti-dilutive.

Concentration of Credit Risk: The Company maintains some of its cash in bank deposit accounts, which may be uninsured or exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentrations of credit risk on cash.

Recent Accounting Pronouncements: In January 2003 (as revised in December 2003), the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, entitled “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”). Interpretation 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties; or (ii) the investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, or (b) the obligation to absorb the expected losses of the entity if they occur.

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

In June 2003, FASB issued an exposure draft for a proposal under the SFAS, entitled “Qualifying Special Purpose Entities (“QSPE”) and Isolation of Transferred Assets,” an amendment to SFAS No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change, and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS No. 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special purposes entity’s obligation to beneficial interest holders.

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

2. SEGMENT INFORMATION

The Company maintains two locations – New York, New York and Beverly Hills, California.

The accounting policies of the product sectors are the same as those described in the summary of significant accounting policies, except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting making internal operating decisions.

Financial information by product sector is as follows:

	2003	2002

Food and beverage	$2,901,270	$2,513,567
Merchandise sales	334,713	296,840
Humidor rental fee	2,215,211	1,996,485
Other revenue	860,961	793,486

Total revenue by product segment	$6,312,155	$5,600,378

Information concerning principal geographic areas is set forth below:

	2003	2002
Revenues

New York, New York	$3,796,077	$3,052,250
Beverly Hills, California	2,516,078	2,505,764
Las Vegas, Nevada	—	42,364

Total	$6,312,155	$5,600,378

	2003	2002
Cost of Goods Sold

New York, New York	$1,732,261	$1,691,727
Beverly Hills, California	1,340,451	1,398,800
Las Vegas, Nevada	—	56,064

Total	$3,072,712	$3,146,591

	2003	2002
Gross Profit

New York, New York	$2,063,816	$1,360,523
Beverly Hills, California	1,175,627	1,106,964
Las Vegas, Nevada	—	(13,700)

Total	$3,239,443	$2,453,787

	2003	2002
Net Income (Loss)

New York, New York	$(373,416)	$(257,143)
Beverly Hills, California	179,298	244,647
Las Vegas, Nevada	—	(154,641)
Los Angeles, California (corporate)	(590,608)	(684,375)

Total	$(784,726)	$(851,512)

F-10

	2003	2002
Total Assets

New York, New York	$2,220,704	$2,416,337
Beverly Hills, California	1,015,771	1,140,547
Las Vegas, Nevada	—	5,762
Los Angeles, California (corporate)	450,473	569,289

Total	$3,686,948	$4,131,935

	2003	2002
Total Liabilities

New York, New York	$1,538,481	$1,274,228
Beverly Hills, California	240,761	198,779
Las Vegas, Nevada	—	2,274
Los Angeles, California (corporate)	4,760,510	4,728,232

Total	$6,539,752	$6,203,513

3. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at September 28, 2003 and September 29, 2002:

	2003	2002

Leasehold improvements	$3,944,210	$3,941,643
Restaurant equipment	989,158	946,790
Office equipment	209,836	210,827
Signage	1,870	1,870

	5,145,074	5,101,130

Less accumulated depreciation	(2,924,355)	(2,566,226)

	$2,220,719	$2,534,904

The depreciation expense charged to operations for the years ended September 28, 2003 and September 29, 2002 was $358,129 and $415,376, respectively.

4. INCOME TAXES

Significant components of the Company’s deferred income tax assets at September 28, 2003 and September 29, 2002 are as follows:

	2003	2002

Deferred income tax asset
Net operating loss carry forward	$5,600,000	$4,050,000

Total deferred income tax asset	5,600,000	4,050,000
Valuation allowance	(5,600,000)	(4,050,000)

Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2003	2002

Tax expense at the U.S. statutory
income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0	34.0

Effective income tax rate	—%	—%

The benefit for income taxes from operations consisted primarily of the approximate long-term deferred tax benefit of $5,600,000 at September 28, 2003, resulting from the accumulated net operating loss carry forwards of approximately $16,470,000. There is a $5,600,000 valuation allowance against the deferred tax benefit asset, because it is more likely than not that the deferred tax asset will not be utilized.

The valuation allowance will be evaluated at the end of each year considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced. Reduction would result in complete elimination of the allowance, if positive evidence indicates that the value of the deferred tax asset is no longer required.

The operating losses expire in various years ending in 2023.

5. COMMITMENTS AND CONTINGENCIES

Employment Agreement: In June 2003, the Company entered into an employment agreement with the Chief Executive Officer of the Company for an initial term of three years, which automatically renews for successive three-year terms. The agreement calls for his salary to begin at $246,235 and to increase each year by at least 10%.

The Company leases cigar clubs and corporate facilities under operating leases which include provisions requiring the payment of property taxes, insurance, repairs and maintenance, and contain renewal options and calls for contingency rentals based on percentages of sales.

The Company subleases one of its cigar club facilities to Luce of Beverly Hills, LLC (“Luce”). The sublease expires on May 31, 2010. Luce has one option to extend the sublease until May 31, 2015. Sublease rental income totaled $152,085 and $147,655 during the years ended September 28, 2003 and September 29, 2002, respectively, and is included in revenue in the accompanying financial statements.

The Company leased its corporate offices from a related party, the former Chief Executive Officer, under an operating lease. The lease required monthly payments of $3,200. The Company made lease payments of $19,200 and $2,200, and accrued $0 and $36,200 to the related party during the years ended September 28, 2003 and September 29, 2002. In February 2003, the Company entered into a month-to-month tenancy lease with a non-affiliated landlord at a rate of $4,140 per month upon the sale of the building by the related party. This is accounted for as an operating lease.

Future minimum lease payments required under non-cancelable leases at September 28, 2003 are as follows:

Fiscal Year Ending	Gross Rentals	Sublease Rentals	Net Rentals

2004	$1,081,703	$(157,416)	$924,287
2005	1,078,952	(153,213)	925,739
2006	1,080,331	(152,832)	927,499
2007	1,146,500	(157,034)	989,466
2008	1,113,349	(161,739)	951,610
Thereafter	2,932,075	(266,537)	2,665,538

	$8,432,910	$(1,048,771)	$7,384,139

Rent expense was $1,065,820 in 2003 and $1,091,937 in 2002.

6. STOCKHOLDERS' DEFICIENCY

Private Placement of Common Stock: During the year ended September 28, 2003, the Company sold 350,000 shares of its stock at par value realizing $3,500 in proceeds.

Stock Options: During fiscal year ended September 28, 1997, the Company adopted the 1996 Stock Option Plan (the “Plan”) to provide officers, directors, key employees and other key contributors of the Company an opportunity to purchase common stock of the Company pursuant to “nonqualified stock options” at the discretion of the Board of Directors.

Under the Plan, options to purchase an aggregate of 626,250 shares of common stock may be granted. The purchase price shall be no less than 85% of the fair market value of the common stock on the date of grant. The Board of Directors of the Company, or a committee established by the Board of Directors, shall determine, among other things (i) the purchase price of the shares covered by each option, (ii) whether any payment will be required upon an option grant, (iii) the individual to whom, and the time or times at which, options shall be granted, (iv) the number of shares subject to each option and (v) whether an option can be exercised in whole or in part.

The following table summarizes information concerning outstanding and exercisable options:

	Number of Options	Weighted Average Exercise Price

Options Outstanding at September 23, 2001	200,000	$ .40
Granted	—	—
Exercised	—	—
Canceled	—	—

Options Outstanding at September 29, 2002	200,000.40
Granted	—	—
Exercised	—	—
Canceled	(100,000)	1.00

Options Outstanding at September 28, 2003	100,000.40

As of September 28, 2003, all outstanding stock options were exercisable at an exercise price of $.40. The options granted under the Plan expired on January 3, 2004.

7. RELATED PARTY TRANSACTIONS

Notes Payable to Related Parties: Notes payable to related parties at September 28, 2003 and September 29, 2002 consisted of principal amounts due to the following:

	2003	2002

(A) Promissory notes, former CEO	$940,246	$940,246
(B) Affiliated Company	489,000	489,000
(C) President and CEO	81,900	56,500

	$1,511,146	$1,485,746

(A) The Company entered into two promissory notes with the Company’s former Chief Executive Officer originally aggregating $1,040,246. In the fiscal year ended September 29, 2002, the Company repaid $100,000 in principal on the notes. One promissory note is secured by a lien on substantially all of the assets of the Company. The other promissory note is unsecured. The notes bear interest at 10% and 5% per annum, respectively, and are due and payable upon demand.

(B) The Company entered into a financing agreement with United Film Distributors, Inc. (“United Films”), an affiliated company, whereby the affiliate agreed to provide advances to the Company from time to time. These advances bear interest at rates of 5% and 10% per annum. The full principal amount and all accrued but unpaid interest is due and payable on demand.

(C) On September 26, 1999, the Chief Executive Officer and principal stockholder of the Company made an advance to the Company in the amount of $60,000. The note bears interest at 10.3% per annum. On June 18, 2003, the Company entered into a loan agreement with the CEO for the Company to borrow an additional $50,000. The note bears interest at 7% per annum, and is due and payable on September 15, 2004. Since the inception of the advances made to the Company by the CEO, the Company has repaid $28,100, bringing the total amount owed, as of September 28, 2003, to $81,900.

As of September 28, 2003, United Leisure Corporation (“United Leisure”), an affiliated company, owned 966,666 shares of the Company’s common stock. This stock was issued to United Leisure in repayment of advances the affiliate made to the Company.

Due from Related Parties: Amounts due from related parties at September 28, 2003 and September 29, 2002 consisted of the following:

	2003	2002

Affiliated Company	$20,793	$7,577
Expenses owed by related party	664	1,856

	$21,458	$9,443

Due to Related Parties: Amounts due to related parties at September 28, 2003 and September 29, 2002 consisted of the following:

	2003	2002

Advances from the former Chief Executive Officer	$725,530	$744,869
Accrued health insurance premiums to Affiliate	—	17,932
Affiliate	—	8,990
Accrued interest expense to Affiliate	306,399	282,016
Accrued consulting fees and interest expense to
former Chief Executive Officer	874,161	754,470
Accrued salary and interest expense to
Chief Executive Officer	44,053	12,810
Accrued rent for corporate offices	181,720	181,720

	$2,131,863	$2,002,807

Advances from the former Chief Executive Officer are unsecured, bear interest at 10% per annum and are due and payable on demand. The advances made by other parties referenced above are also unsecured, bear no interest and are due and payable on demand.

8. NOTE PAYABLE

The Company has a $185,000 loan with Bank Leumi. The note is dated February 28, 2003 and matures on March 1, 2005. The interest rate is LIBOR plus 2%. The Company’s Chief Executive Officer is a guarantor of the Company’s credit line, and has pledged certain personal assets to secure the obligation.

9. TAXES PAYABLE

On February 11, 2003, the Company was notified by the City of New York Department of Finance, that it was in arrears in payment of “Commercial Rent Tax.” This tax is based on annual rent payments made to the Company’s landlord at a rate of 6%, after a 35% discount. The Company has never paid any “Commercial Rent Tax” since its opening in June 1997. The City informed the Company that it was the responsibility of landlords to inform their tenants of the “rent tax” in effect. Upon notification by the City of New York, the Company requested a conciliation conference, which was granted and held on June 24, 2003, and attended by Stanley Shuster. At this conference, the Company agreed to pay the back “rent tax” and interest, while the City of New York agreed to waive all penalties. This amounted to $137,498 in back taxes and $36,036 in interest. The City waived $53,293 in penalties. On July 31, 2003, the Company made a down payment of $43,250. On September 12, 2003, the Company was notified by the City of New York of its upcoming amnesty period, starting October 20, 2003 and running until January 23, 2004. During this period, if payment of the remaining back “rent tax” is paid-in-full, the interest portion will be reduced to $20,154. As of September 28, 2003, the Company owed the City of New York $90,472 in “Commercial Rent Tax” and interest.

In May 2003, the Company began negotiations with the State of New York Department of Finance with regards to the Company’s sales tax in arrears. The Company paid $100,000 as a down payment and entered into a tentative agreement to pay $25,000 a month until the total balance was paid. In July 2003, the Company began making monthly payments. As of September 28, 2003, the Company owed $423,593 in back sales tax, penalties and interest. On January 24, 2004, the State of New York formally approved the $25,000 per month payment agreement, which is scheduled to end in July 2005.

10. SUBSEQUENT EVENTS

On March 1, 2004, the Company consolidated its notes payable and all accrued liabilities to advances made by its former Chief Executive Officer. In lieu thereof, the Company issued a promissory note to Harry Shuster in the amount of $2,500,901. In connection therewith, the former Chief Executive Officer agreed to terminate a Security Agreement dated September 30, 1998, whereby he was granted a security interest in substantially all of the assets of the Company. The Company also issued a promissory note to 1990 Westwood Boulevard, Inc., the Company’s former landlord for its corporate office. The promissory note was issued for $181,720. Lastly, the Company issued a promissory note to United Films, an affiliate of the Company. The note was issued in the amount of $782,917, which consolidated the original note and accrued interest due to United Films. The notes issued to the Company’s former Chief Executive Officer, 1990 Westwood Boulevard, Inc. and United Films on March 1, 2004 provided for interest at a rate of 5% per annum.

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

The Company paid the City of New York $90,472 for past “Commercial Rent Tax” owed. The balance due has been paid-in-full.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Grand Havana (incorporated by reference to Exhibit 3.1 of Grand Havana’s Form SB-2 (File No. 33-68252-LA) (the “SB-2”)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Grand Havana (incorporated by reference to Exhibit 3.3 of Grand Havana’s Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997 (File No. 0-24828) (the “1997 10-KSB”)).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Grand Havana (incorporated by reference to Exhibit 3.4 of the 1997 10-KSB).

3.4	Bylaws of Grand Havana (incorporated by reference to Exhibit 3.2 of the SB-2).

10.1	Form of Indemnity Agreement entered into between Grand Havana and each of its directors (incorporated by reference to Exhibit 10.39 of the SB-2).

10.2	Village On Canon Lease dated July 1, 1994 between Pinkwood Properties Corporation and Grand Havana (incorporated by reference to Exhibit 10.37 of Grand Havana’s Annual Report on Form 10-KSB for the fiscal year ended 1994 (the “1994 10-KSB”)).

10.3	The First Addendum to the Village On Canon Lease dated October 10, 1994 between Douglas Emmett Joint Venture and Grand Havana.*

10.4	The Second Addendum to the Village On Canon Lease dated November 23, 1994 between Douglas Emmett Joint Venture and Grand Havana.*

10.5	The Third Addendum to the Village On Canon Lease dated October 1, 1999 between Douglas Emmett Joint Venture and Grand Havana.*

10.6	The Fourth Addendum to the Village On Canon Lease dated February 3, 2004 between Douglas Emmett Joint Venture and Grand Havana.*

10.7	Agreement of Lease dated September 16, 1996 between Avenue Limited Partnership and Grand Havana (incorporated by reference to Exhibit 10.35 to Grand Havana’s Registration Statement on Form S-3 (File No. 33-16045) (the “Form S-3”)).

10.8	1996 Stock Option Plan of Grand Havana (incorporated by reference to Exhibit 10.19 of the 1997 10-KSB).

10.9	Employment Agreement between Grand Havana and Stanley Shuster dated June 1, 2003.*

10.10	Amended and Restated Promissory Note dated September 26, 2004 between Grand Havana and Harry Shuster.*

10.11	Letter Agreement dated September 26, 2004 between Grand Havana and Harry Shuster.*

10.12	Amended and Restated Promissory Note dated September 26, 2004 between Grand Havana and United Film Distributors, Inc.*

10.13	Letter Agreement dated September 26, 2004 between Grand Havana and United Film Distributors, Inc.*

10.14	Amended and Restated Promissory Note dated September 26, 2004 between Grand Havana and 1990 Westwood Boulevard, Inc.*

10.15	Letter Agreement dated September 26, 2004 between Grand Havana and 1990 Westwood Boulevard, Inc.*

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.