Form 10QSB
period 2004-03-28
GRAND HAVANA ENTERPRISES INC
filed 2005-02-09
CIK 909483

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2004

or

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

Transitional Small Business Disclosure Format

Yes ☐      No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2004	September 28, 2003
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$173,014	$368,206
Accounts receivable, net	32,899	29,846
Inventories, net	243,366	200,128
Prepaid expenses	96,210	51,770

TOTAL CURRENT ASSETS	545,489	649,950

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,108,270	2,220,719

OTHER ASSETS
Restricted cash	760,000	760,000
Due from related parties	1,579	21,458
Deposits and other assets	45,692	34,821

TOTAL OTHER ASSETS	807,271	816,279

TOTAL ASSETS	$3,461,030	3,686,948

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$83,453	$313,528
Accounts payable and accrued liabilities	748,700	868,599
Taxes payable	356,858	514,065
Notes payable to bank	185,000	185,000
Deferred revenues	419,124	464,284
Notes payable to related parties	3,516,772	1,511,146
Due to related parties	64,372	2,131,863

TOTAL CURRENT LIABILITIES	5,374,279	5,988,485

LONG TERM LIABILITIES
Deferred rent payable-long term portion	491,943	502,959
Other long term liabilities	48,308	48,308

TOTAL LONG TERM LIABILITIES	540,251	551,267

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; authorized -
3,000,000 shares; issued and outstanding - none
Common stock, $.01 par value; authorized -
50,000,000 shares; issued and outstanding -
14,524,306 shares	145,244	145,244
Additional paid-in capital	13,279,044	13,279,044
Accumulated deficit	(15,877,788)	(16,277,092)

TOTAL STOCKHOLDERS' DEFICIENCY	(2,453,500)	(2,852,804)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,461,030	$3,686,948

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003

REVENUES
Food and beverage	$979,960	$648,65	$2,090,470	$1,439,291
Merchandise sales	99,554	61,678	229,425	161,808
Humidor rental fees	699,208	550,277	1,373,590	1,008,211
Club activities	144,385	185,821	430,726	455,293
TOTAL REVENUES	1,923,107	1,446,430	4,124,211	3,064,603

COSTS AND EXPENSES
Food and beverage	404,767	252,946	838,036	509,894
Merchandise	48,467	33,069	120,098	94,150
Operating expenses
Direct labor	468,842	437,187	928,524	843,079
Occupancy and other	582,559	560,085	1,206,876	1,259,577
General and administrative	174,453	156,621	361,558	329,993
Depreciation and amortization	83,310	88,568	165,071	177,136
TOTAL COSTS AND EXPENSES	1,762,398	1,528,476	3,620,163	3,213,829

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	160,709	(82,046)	504,048	(149,226)

OTHER INCOME (EXPENSE)
Interest income	59	3,010	843	6,410
Interest expense	(52,372)	(47,816)	(104,797)	(97,524)
Loss on disposal of asset	(791)	—	(791)	—
TOTAL OTHER INCOME (EXPENSE)	(53,104)	(44,806)	(104,745)	(91,114)

NET INCOME (LOSS)	$107,605	$(126,852)	$399,303	$(240,340)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.01	$(0.01)	$0.03	$(0.02)
DILUTED	0.01	(0.01)	0.03	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	14,524,306	14,174,306	14,524,306	14,174,306
DILUTED	14,620,973	14,174,306	14,622,658	14,174,306

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	March 28, 2004	March 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$399,303	$(240,340)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	165,071	177,136
Changes in operating assets and liabilities:
Accounts receivable, net	(3,053)	(4,995)
Inventories, net	(43,238)	5,119
Prepaid expenses	(44,440)	(69,509)
Due from related parties	19,879	(11,987)
Deposits and other assets	(10,870)	580
Accounts payable and accrued liabilities	(119,899)	(146,732)
Taxes payable	(157,207)	190,837
Deferred revenues	(45,160)	(4,676)
Deferred rent payable	(11,016)	(11,016)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	149,370	(115,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(52,623)	(20,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(230,075)	38,026
Notes and due to related parties	(61,864)	83,651

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(291,939)	121,677

NET DECREASE IN CASH AND CASH EQUIVALENTS	(195,192)	(14,882)

CASH AND CASH EQUIVALENTS, beginning of period	368,206	429,268

CASH AND CASH EQUIVALENTS, end of period	$173,014	$414,386

Supplemental disclosures:
Interest paid	$12,719	$11,437
Income taxes paid	4,705	4,705

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 28, 2004 AND MARCH 30, 2003
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the “Company”) without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statements of (a) the consolidated results of operations for the three and six months ended March 28, 2004 and March 30, 2003, (b) the consolidated financial position at March 28, 2004 and (c) the consolidated cash flows for the six months ended March 28, 2004 and March 30, 2003. Interim results are not necessarily indicative of the results for a full year. The consolidated balance sheet presented as of September 28, 2003 has been derived from the consolidated financial statements that have been audited by the Company’s independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form10-KSB.

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

Income (Loss) Per Share. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three and six months ended March 30, 2003 because the Company incurred a loss during the periods and thus their effect would have been anti-dilutive.

Principles of Consolidation. The consolidated financial statements include the accounts of Grand Havana Enterprises, Inc., and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, related party receivables and payables, deferred liabilities and term loans. The fair value of the Company's financial instruments approximates the carrying value of the instruments.

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

2.             SEGMENT INFORMATION

 The Company maintains two locations, New York, New York and Beverly Hills, California. Information concerning principal geographic areas is set forth below:

	Three months	Three months
	ended	ended
	March 28,	March 30,
	2004	2003
Revenues
New York, New York	$1,234,185	$811,998
Beverly Hills, California	688,922	634,432
Total	$1,923,107	$1,446,430

Gross Profit
New York, New York	$700,041	$411,220
Beverly Hills, California	300,990	311,168
Total	$1,001,031	$722,388

Net Income (Loss)
New York, New York	$221,404	$(21,099)
Beverly Hills, California	99,986	95,974
Los Angeles, California (corporate)	(213,785)	(201,727)
Total	$107,605	$(126,852)

	Six months	Six months
	ended	ended
	March 28,	March 30,
	2004	2003
Revenues
New York, New York	$2,752,822	$1,796,729
Beverly Hills, California	1,371,389	1,267,874
Total	$4,124,211	$3,064,603

Gross Profit
New York, New York	$1,619,183	$999,572
Beverly Hills, California	618,370	617,906
Total	$2,237,553	$1,617,478

Net Income (Loss)
New York, New York	$624,831	$(19,570)
Beverly Hills, California	216,850	202,615
Los Angeles, California (corporate)	(442,378)	(423,385)
Total	$399,303	$(240,340)

Total Assets
New York, New York	$2,248,530	$2,306,659
Beverly Hills, California	1,071,974	1,154,756
Los Angeles, California (corporate)	140,526	580,270
Total	$3,461,030	$4,041,685

3.	RELATED PARTY TRANSACTIONS

 Notes Payable to Related Parties. Notes payable to related parties at March 28, 2004 and September 28, 2003 consisted of principal amounts due to the following:

	March 28,	September 28,
	2004	2003

(A) Related Party	$2,490,901	$940,246
(B) Affiliated Company	782,917	489,000
(C) Former landlord	166,055	—
(D) Chief Executive Officer	76,900	81,900
Total	$3,516,773	$1,511,146

 (A) As of March 1, 2004, the Company was indebted to its former Chief Executive Officer in the principal amount of $2,500,901 as a result of monies owed pursuant to notes issued to the former CEO in 1998 and 2001, and as a result of accrued liabilities to advances made by the former CEO. On March 1, 2004, the Company and its former Chief Executive Officer agreed to cancel and terminate the outstanding obligations owed by the Company as of such date, and, in lieu thereof, the Company issued a promissory note to the former CEO in the amount of $2,500,901 (the "March 2004 Promissory Note"). In connection therewith, the former CEO agreed to terminate a Security Agreement dated September 30, 1998, whereby he was granted a security interest in substantially all of the assets of the Company. The March 2004 Promissory Note provided for interest at the rate of 5% per annum, and was due and payable upon the earlier of (i) the sale of all or substantially all of the assets of the Company, (ii) a change in control of the Company, or (iii) ninety days after written demand for payments was made by the former Chief Executive Officer.  As of March 28, 2004, the Company owed a principal balance of $2,490,901.

(B) As of March 1, 2004, the Company was indebted to an affiliated company, United Film Distributors, Inc. (“United Films”) in the amount of $782,917, as a result of monies due under a promissory note issued to the affiliated company in May 1997 (the "1997 Promissory Note"). On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a promissory note in the amount of $782,917. The promissory note provided for interest at the rate of 5% per annum, and was due and payable upon the earlier of (i) the sale of all or substantially all of the assets of the Company, (ii) a change in control of the Company, or (iii) ninety days after written demand for payment was made by United Films.

(C) As of March 1, 2004, the Company was indebted to 1990 Westwood Boulevard, Inc. (“1990 Westwood”), the Company’s former landlord of its corporate office, in the amount of $181,720 for outstanding rent due under its lease. On March 1, 2004, the Company entered into a letter agreement with its former landlord, whereby the Company issued a promissory note in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum, and was due and payable upon the earlier of (i) the sale of all or substantially all of the assets of the Company, (ii) a change in control of the Company, or (iii) ninety days after written demand for payment was made by 1990 Westwood. The Company made a $15,665 payment to 1990 Westwood on March 8, 2004. As of March 28, 2004, the Company owed a total of $166,055 to its former landlord.

(D) In 1999, the Chief Executive Officer and principal stockholder of the Company advanced the Company $60,000. The note bears interest at 10.3% per annum. On June 18, 2003, the Company entered into a loan agreement with the Chief Executive Officer to borrow an additional $50,000. The note bears interest at 7% per annum, and was due and payable on September 15, 2004. As of March 28, 2004, the Company repaid $33,100, bringing the total indebtedness to $76,900.

As of March 28, 2004, United Leisure Corporation (“United Leisure”), an affiliated company, owned 966,666 shares of the Company’s common stock. This stock was issued to United Leisure in repayment of advances the affiliate granted the Company.

Due from Related Parties. Amounts due from related parties at March 28, 2004 and September 28, 2003 consisted of the following:
	March 28,	September 28,
	2004	2003

Affiliated Company	$1,406	$20,793
Former landlord	13	—
Expenses owed by related party	160	665

Total	$1,579	$21,458

Due to Related Parties. Amounts due to related parties at March 28, 2004 and September 28, 2003 consisted of the following:

	March 28,	September 28,
	2004	2003

Advances from the former Chief Executive Officer	$—	$725,530
Accrued interest expense to affiliate	2,895	306,399
Accrued interest expense to former Chief Executive Officer	10,191	874,161
Accrued salary and interest expense to Chief Executive Officer	50,657	44,053
Accrued interest and rent to former landlord	629	181,720

	$64,372	$2,131,863

These advances are unsecured and bear no interest.

4. TAXES PAYABLE

 On February 11, 2003, the Company was notified by the City of New York Department of Finance that it was in arrears in payment of “Commercial Rent Tax.” This tax is based on annual rent payments made to the Company’s landlord at a rate of 6%, after a 35% discount. The Company has never paid any “Commercial Rent Tax” since its opening in June 1997. The City informed the Company that it was the responsibility of the landlord to inform its tenants of the “rent tax” in effect. Upon notification by the City of New York, the Company requested a conciliation conference, which was granted and held on June 24, 2003, and attended by Stanley Shuster, the Company’s Chief Executive Officer. At this conference, the Company agreed to pay the back “rent tax” and interest, while the City of New York agreed to waive all penalties. This amounted to $137,498 in back taxes and $36,036 in interest. The City waived $53,293 in penalties. On July 31, 2003, the Company made a down payment of $43,250. On September 12, 2003, the Company was notified by the City of New York of its upcoming amnesty period, starting October 20, 2003 and running until January 23, 2004. During this period if payment of remaining back “rent tax” was paid-in-full, the interest portion would be reduced to $20,154. During the three months ended March 31, 2004, the Company paid off the remaining total of $90,472 due to the City of New York.

In May 2003, the Company began negotiations with the State of New York Department of Finance with regards to the Company’s sales tax in arrears. The Company paid $100,000 as a down payment and entered into a tentative agreement to pay $25,000 a month until the total balance was paid-in-full. In July 2003, the Company began making monthly payments. On January 24, 2004, the State of New York formally approved the $25,000 per month payment agreement, which is scheduled to end in July 2005. As of March 28, 2004, the Company owed the New York State Department of Taxation $356,858 in back sales tax, interest and penalties.

5. NOTE PAYABLE

The Company has a $185,000 loan with Bank Leumi. The note is dated February 28, 2003 and matures on March 1, 2005. The interest rate is LIBOR plus 2%. The Company's Chief Executive Officer is a guarantor of the Company's credit line and has pledged certain personal assets to secure the obligation.

6. SUBSEQUENT EVENTS

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

The Company was incorporated under the laws of the State of Delaware on April 13, 1993 under the name “United Restaurants, Inc.” The Company was originally formed in order to acquire all of the capital stock of Love’s Enterprises, Inc. (“LEI”), which company was the franchiser, owner and operator of the Love’s restaurant chain. The Company acquired the stock of LEI in May 1993. In December 1996, due to less than anticipated operating results from the Love’s restaurant chain, the Company adopted a plan of discontinuance with respect to the Love’s restaurant chain, which plan was completed in July 1998.

The Company currently owns and operates two Grand Havana Rooms, one in Beverly Hills, California, which opened in June 1995 and one in New York, New York, which opened in May 1997. The Company formerly operated a third Grand Havana Room and House of Cigars in Washington, D.C. That location was closed in February 1999 and substantially all of the assets were sold. In addition, the Company currently owns and operates one Grand Havana House of Cigars location, in Beverly Hills, California, which opened in December 1997. The Company previously operated a Grand Havana House of Cigars in Las Vegas, Nevada, which opened in November 1997. The Company closed the Las Vegas Grand Havana House of Cigars, on January 1, 2002. The Company’s primary business focus is operating its existing cigar clubs and retail store.

For the six months ended March 28, 2004, the Company had a net income of $399,303, compared to a net loss of $(240,340) for the six months ended March 30, 2003. This is primarily due to the increased membership and club usage at the Grand Havana Room in New York City.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 28, 2004 COMPARED TO THREE MONTHS ENDED MARCH 30, 2003.

REVENUES

The Company derives revenues from continuing operations from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise, (3) club activities; and (4) food and beverage sales. During the fiscal quarter ended March 28, 2004, the Company had revenues of $1,923,107, compared to revenues of $1,446,430 for fiscal quarter ended March 30, 2003, an increase of $476,677, or approximately 33.0%. This increase in revenue is primarily due to an increase in humidor rental fees, and an increase in food and beverage revenue.

Humidor Rental Fees. Revenue from humidor rental fees increased from $550,277 in the fiscal quarter ended March 30, 2003 to $699,208 in the fiscal quarter ended March 28, 2004, an increase of $148,931, or approximately 27.1%. This was primarily due to an increase in membership at the New York Grand Havana Room. The New York Grand Havana Room is now maintaining a waiting list for membership.

Merchandise Sales. Revenue from merchandise sales increased from $61,678 in the fiscal quarter ended March 30, 2003 to $99,554 in the fiscal quarter ended March 28, 2004, an increase of $37,876, or approximately 61.4%. This increase is principally due to an increase in membership in the New York Grand Havana Room.

Club Activities. Revenue from club activities or private events decreased from $185,821 in the fiscal quarter ended March 30, 2003 to $144,385 in the fiscal quarter ended March 28, 2004, a decrease of $41,436, or approximately 22.3%.

Food and Beverage. Revenue from food and beverage increased from $648,654 in the fiscal quarter ended March 30, 2003 to $979,960 in the fiscal quarter ended March 28, 2004, an increase of $331,306, or approximately 51.1%. This increase is primarily due to a greater number of members in the New York Grand Havana Room.

COSTS AND EXPENSES

During the fiscal quarter ended March 28, 2004, the Company incurred total costs and expenses of $1,762,398, compared to $1,528,476 for the fiscal quarter ended March 30, 2003, an increase of $233,922, or approximately 15.3%.

Food and Beverage. During the quarter ended March 28, 2004, food and beverage expenses were $404,767, an increase of $151,821, or 60.0%, over food and beverage expenses for the quarter ended March 30, 2003. This increase was attributable to a 51% increase in food and beverage income. The Company also closed its kitchen in Beverly Hills at the end of January 2001, and entered into a contract with Mistral’s Brasserie L.L.C. (“Mistral’s”) to provide food for the club. In June 2002, Mistral’s was replaced by 301 N. Canon Dr. L.L.C. (“301 Canon”). In August 2003, 301 Canon was replaced by Luce of Beverly Hills (“Luce”). The contract calls for food costs to be 78% of Luce’s sales.

Merchandise. During the quarter ended March 28, 2004, merchandise expenses were $48,467, an increase of $15,398, or 46.6%, over merchandise expenses for the quarter ended March 30, 2003. This increase was due to a 27% increase in merchandise sales.

Operating Expenses. During the quarter ended March 28, 2004, operating expenses were $1,051,401, an increase of $54,129, or 5.4%, over operating expenses for the quarter ended March 30, 2003. This was attributable to an increase in activity at the New York Grand Havana Room.

Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 5.9%, from $88,568 in the fiscal quarter ended March 30, 2003, to $83,310 in the fiscal quarter ended March 28, 2004.

General and Administrative. General and administrative expenses increased by approximately 11.4%, from $156,621 in the fiscal quarter ended March 30, 2003, to $174,453 in the fiscal quarter ended March 28, 2004.

NET INCOME (LOSS)

The Company experienced a net income of $107,605, or $0.01 per share, for the fiscal quarter ended March 28, 2004, compared to a net loss of $(126,852), or $(0.01) per share, for fiscal quarter ended March 30, 2003, an increase in net income of $234,457, or approximately 184.8%.

SIX MONTHS ENDED MARCH 28, 2004 COMPARED TO SIX MONTHS ENDED MARCH 30, 2003.

REVENUES

During the six months ended March 28, 2004, the Company had revenues of $4,124,211, compared to revenues of $3,064,603 for the six months ended March 30, 2003, an increase of $1,059,608, or approximately 34.6%. This increase in revenues is primarily due to an increase in humidor rental fees and food and beverage revenue from the New York Grand Havana Room.

Humidor Rental Fees. Revenue from humidor rental fees increased from $1,008,211 in the six months ended March 30, 2003 to $1,373,590 in the six months ended March 28, 2004, an increase of $365,379, or approximately 36.2%. This increase is due to an increase in membership at the Grand Havana Room in New York.

Merchandise Sales. Revenue from merchandise sales increased from $161,808 in the six months ended March 30, 2003 to $229,425 in the six months ended March 28, 2004, an increase of $67,617, or approximately 41.8%.

Club Activities. Revenue from club events decreased from $455,293 in the six months ended March 30, 2003 to $430,726 in the six months ended March 28, 2004, a decrease of $24,567, or approximately 5.4%.

Food and Beverage. Revenue from food and beverage increased from $1,439,291 in the six months ended March 30, 2003 to $2,090,470 in the six months ended March 28, 2004, an increase of $651,179, or approximately 45.2%. This is primarily due to an increase in members utilizing the club in New York City.

COST AND EXPENSES

During the six months ended March 28, 2004, the Company incurred total costs and expenses of $3,620,163, compared to $3,213,829 for the six months ended March 30, 2003, an increase to $406,334, or approximately 12.56%.

Food and Beverage. During the six months ended March 28, 2004, food and beverage expenses were $838,036, an increase of $328,142, or 64.4%, over food and beverage expenses for six months ended March 30, 2003.

Merchandise. During the six months ended March 28, 2004, merchandise expenses were $120,098, an increase of $25,948, or 27.6%, over merchandise expenses for the six months ended March 30, 2003.

Operating Expenses. During the quarter ended March 28, 2004, operating expenses were $2,135,400, an increase of $32,744, or 1.86%, over operating expenses for the six months ended March 30, 2003.

Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 6.8%, from $177,136 in the six months ended March 30, 2003, to $165,071 in the six months ended March 28, 2004.

General and Administrative. General and administrative expenses increased by approximately 9.6%, from $329,993 in the six months ended March 30, 2003, to $361,558 in the six months ended March 28, 2004.

NET INCOME (LOSS)

The Company experienced a net income of $399,303, or $0.03 per share, for the six months ended March 28, 2004, compared to a net loss of $(240,340), or $(0.02) per share, for the six months ended March 30, 2003, an increase in net income of $639,643, or 266.1%.

LIQUIDITY AND CAPITAL RESOURCES

At March 28, 2004, the Company had cash or cash equivalents of $173,014.

As of March 1, 2004, the Company was indebted to Harry Shuster, the former Chief Executive Officer, in the amount of $2,500,901 as a result of amounts due under notes issued to Mr. Shuster in 1998 and 2001, and as a result of accrued liabilities to advances made by the former CEO. As of March 1, 2004, the Company and Mr. Shuster agreed to cancel and terminate the outstanding obligatons owed by the Company as of such date, and, in lieu thereof, issued the March 2004 Promissory Note note to Mr. Shuster in the amount of $2,500,901.  In connection therewith, Mr. Shuster agreed to terminate a Security Agreement dated September 30, 1998, whereby he was granted a security interest in substantially all of the assets of the Company. The March 2004 Promissory Note provided for interest at the rate of 5% per annum, and was due and payable upon the earlier of (1) the sale of all or substantially all of the assets of the Company, (2) a change in control of the Company, or (3) ninety days after written demand for payment was made by Mr. Shuster. For the quarter ended March 28, 2004, the Company made a $10,000 payment to Mr. Shuster, leaving a balance of $2,490,901.

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

On March 1, 2004, the Company was indebted to 1990 Westwood Boulevard, its former landlord, in the amount of $181,720 for outstanding accrued rent due under its lease. On March 1, 2004, the Company and 1990 Westwood entered into a letter agreement, whereby the Company issued a promissory note to 1990 Westwood in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum, and was due and payable upon the earlier of (1) the sale of all or substantially all of the assets of the Company, (2) a change in control of the Company, or (3) ninety days after written demand for payment was made by 1990 Westwood. During the quarter ended March 28, 2004, the Company made a $15,000 payment to its former landlord, leaving a balance of $166,055.

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

As of March 1, 2004, the Company was indebted to United Films in the amount of $782,917 as a result of monies due under the 1997 Promissory Note. The president of United Films is Brian Shuster, the son of Harry Shuster and brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a promissory note to United Films in the amount of $782,917 (the “March 2004 United Films Promissory Note”). The March 2004 United Films Promissory Note provided for interest at the rate of 5% per annum, and was due and payable upon the earlier of (1) the sale of all or substantially all of the assets of the Company, (2) a change in control of the Company, or (3) ninety days after written demand for payment is made by United Films.

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

In 1999, Stanley Shuster, the Chief Executive Officer and principal stockholder of the Company, advanced the Company $60,000. The note bears interest at 10.3% per annum. On June 18, 2003, the Company entered into a loan agreement with its Chief Executive Officer to borrow an additional $50,000. The note bears interest at 7% per annum, and was due and payable on September 15, 2004. As of March 28, 2004, the Company repaid $33,100, bringing the total indebtedness to $76,900.

The Company believes that it will meet its working capital needs  in the current fiscal year  from the operations of its Grand Havana Rooms and Grand Havana House of Cigars locations. Due to the fact that the trading price of the Company’s common stock has remained low in the last twelve months and because it is not trading on a nationally recognized exchange, the Company does not anticipate that it will be able to sell its securities in private placements on terms that are acceptable to the Company for the foreseeable future. If the Company is unable to raise additional funds through private placement of its securities, it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if available, that it will be on terms acceptable to the Company.

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

TRENDS AND UNCERTAINTIES

The Department of Health and Mental Hygiene (“DOHMH”) of the City of New York passed the Smoke-Free Act (“SFA”), which prohibited smoking in restaurants and bars after September 26, 2003. Local Law 47 of 2002 amended the SFA, providing that an establishment considered a “Tobacco Bar” could allow smoking indoors past the September 26, 2003 deadline. On March 26, 2003, DOHMH passed an amendment to Local Law 47 of 2002 which stated that “Tobacco Bars” must prohibit smoking indoors as of July 25, 2003, unless they register with DOHMH. DOHMH defines a “Tobacco Bar” as an entity that generates less than 40% of total revenue from food, and more than 10% of revenue from the sale of tobacco products and accessories, including humidor rentals. The entity must also not have expanded or changed its size or location as of December 31, 2001. The Company feels that it conforms to all aspects of this exemption. On June 25, 2003, the Company submitted its application to DOHMH. On July 22, 2003, DOHMH approved the Company’s application. The exemption is valid until July 25, 2005. There can be no assurances that the Company will be able to maintain its “Tobacco Bar” status. Failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations

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

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On March 1, 2004, the Company issued stock options to its employees to purchase an aggregate of 300,000 shares of common stock. The exercise price of the options is $0.01 per share, the estimated fair market value of the common stock on the date of grant. The options are exercisable at any time during a five-year period, commencing March 1, 2004 and ending on March 1, 2009. The options were granted pursuant to Rule 701 of the Securities Act.

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

Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
17