Form 10KSB
period 2004-09-26
GRAND HAVANA ENTERPRISES INC
filed 2005-02-09
CIK 909483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 26, 2004

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number 0-24828

GRAND HAVANA ENTERPRISES, INC.
(Name of small business issuer in its charter)

Delaware	95-4428370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1990 Westwood Blvd., 3rd Floor, Los Angeles, CA 90025
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (310) 475-5600

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share
(Title of Class)

    Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

    The Issuer's revenues for the most recent fiscal year were $8,020,992.

    The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on January 3, 2005, based on the average closing bid and asked price of the common stock on such date, was approximately $157,655.28.

     The number of shares of the registrant's common stock outstanding as of January 3, 2005 was 14,599,306 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One): Yes ☐; No ☒

GRAND HAVANA ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-KSB

PART I

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    Grand Havana Enterprises, Inc. ("Grand Havana" or the "Company") and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders, including this Annual Report on Form 10-KSB. Forward-looking statements can be identified by use of words such as "expects", "plans", "believes", "will", "estimates", "intends", "projects", "goals" and other words of similar meaning. Such forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. The Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

    The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke (“ETS”), legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, including risks associated with the effects of price increases related to concluded tobacco litigation settlements, and excise tax increases on consumption rates. Each of the Company's Grand Havana Rooms is subject to intense competition, changes in consumer preferences, changes in food and beverage costs and local economic conditions (particularly in the Los Angeles and New York metropolitan areas). Their results are dependent upon their continued ability to attract new members, to anticipate and respond to new consumer trends, and to sell new products. Developments in any of these areas could cause the Company's results to differ materially from results that have been or may be projected by the Company. The Company cautions that the foregoing list of important factors is not exclusive and is subject to change. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 1.  DESCRIPTION OF BUSINESS.

General

    The Company owns and operates private membership cigar clubs under the name "Grand Havana Room" and one retail cigar store under the name "Grand Havana House of Cigars.” Grand Havana currently owns and operates two Grand Havana Rooms which are located in Beverly Hills, California and New York, New York, and one Grand Havana House of Cigars retail store located in Beverly Hills, California. Grand Havana's primary business focus is on operating its existing cigar clubs and retail store.

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

Cigar Club Operations; Retail Operations

    The Grand Havana Rooms, the Company's private membership cigar clubs, are targeted primarily towards affluent cigar smokers and their guests. The first Grand Havana Room opened in June 1995 in Beverly Hills, California. In March 1997, a second Grand Havana Room opened in Washington, D.C., and the third Grand Havana Room opened in New York, New York in May 1997. The Washington, D.C. Grand Havana Room closed in February 1999 and the Company sold substantially all of its assets in the Washington, D.C. location.

    The Grand Havana Room concept is to provide a private club where members can keep their cigars and smoking accessories for use while at the Grand Havana Room. Each Grand Havana Room offers corporate and individual humidor rentals for a one-time initiation fee and a monthly rental fee thereafter. The New York Grand Havana Room offered a "social membership" which permitted a member to use the Grand Havana Room facilities, but did not provide the member with a locker or humidor. This type of membership was suspended in March 2003. Currently, both clubs offer “private”, “shared” and “corporate” humidor rentals. Each Grand Havana Room includes a private smoking lounge, a full bar and food service. The Grand Havana Rooms also sell premium cigars and cigar and tobacco accessories. All facilities of the Grand Havana Rooms are available for use only by members and their guests.

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

    The first Grand Havana House of Cigars opened in March 1997 adjacent to the Washington, D.C. Grand Havana Room. A second Grand Havana House of Cigars opened in the lobby of the Bally's Hotel in Las Vegas, Nevada in November 1997, and a third Grand Havana House of Cigars opened adjacent to the Beverly Hills Grand Havana Room in December 1997. The Washington D.C. location was closed in February 1999 and the Company sold the store's assets. The Company closed the Las Vegas House of Cigars in January 2002.

Trademarks and Service Marks

    Grand Havana has registered the service marks "Grand Havana Room" and "Grand Havana House of Cigars", and the trademarks "Grand Havana Selection" and "Grand Havana Reserve." The Company regards its service marks and trademarks as having significant value and being an important factor in the marketing of its restaurants and cigar clubs as well as its Grand Havana House of Cigars locations. Grand Havana also uses its Grand Havana Room service marks on T-shirts, hats and golf balls and other similar products to generate additional revenues. Grand Havana's policy is to pursue registrations of its marks wherever possible and to oppose vigorously any infringement of its marks. Grand Havana is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent Grand Havana from using such trademarks in its business.

Taxes, Legislation, Regulation and Other Matters Regarding Tobacco and Smoking

The tobacco industry has faced, and continues to face, a number of issues that may adversely affect the business, volume, results of operations, cash flows and financial position of the Company.

These issues, some of which are more fully discussed below, include legislation or other governmental action seeking to ascribe to the tobacco industry responsibility and liability for the adverse health effects associated with both smoking and exposure to ETS; increased smoking and health litigation and jury verdicts against tobacco companies; price increases related to the settlement of certain tobacco litigation; actual and proposed excise tax increases; governmental and private bans and restrictions on smoking; actual and proposed price controls diminishing social acceptance of smoking; increased pressure from anti-smoking groups and unfavorable press reports; and other tobacco legislation that may be considered by Congress, the states and other jurisdictions in the United States.

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

Any future increases, the extent of which cannot be predicted, could result in volume declines in the tobacco industry, and might cause sales of tobacco products to shift from the premium segment to the discount segment. A shift in sales of tobacco products resulting from higher cigar prices could result in decreased sales of cigars at the Company's Grand Havana Rooms and Grand Havana House of Cigars locations, and a decrease in the number of persons who smoke cigars. In turn, this could cause a reduction in membership at our Grand Havana Rooms. Effective July 2000, the excise tax on the wholesale price of cigars sold in California decreased from approximately 67% to approximately 47% in July 2002. This tax decrease has not had a significant impact on either the pricing or cigar sales by the Company in California.

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

    New York City Smoke-Free Act

    In 2002, the city council of New York enacted the New York City Smoke-Free Act, similar to the California Smoke-Free Workplace Act of 1994, with the exception of establishments known as “Tobacco Bars.” The New York City Smoke-Free Act went into effect on July 25, 2003. All establishments requesting an exemption were required to submit a “Tobacco Bar” application prior to July 25, 2003. The Company submitted its application to the Department of Health and Mental Hygiene (“DOHMH”) on June 25, 2003. On July 22, 2003, DOHMH approved the Company’s application as a “Tobacco Bar”, thereby allowing the Grand Havana Room in New York to be exempt from the Smoke-Free Act. The Company’s license is valid until July 15, 2005. The license is only valid for this location. If the Company moves, it may not be able to obtain a new license. In addition, there can be no assurances that the Company will be able to maintain its “Tobacco Bar” status on an ongoing basis. If the Company is unable to qualify as a “Tobacco Bar” upon annual renewal of its registration, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

    Restaurant and Alcohol Regulation

    The restaurants in the Grand Havana Rooms are subject to numerous federal, state and local laws regulating their business, including health, sanitation, safety standards, alcoholic beverage control and fire regulations. The expansion, development and construction of any additional restaurants within the Company's Grand Havana Rooms, will be subject to compliance with applicable zoning, land use and environmental regulations. Each of the Grand Havana Rooms has appropriate licenses from regulatory authorities allowing them to sell liquor, beer and wine, and each cigar club has food service licenses from local health authorities. The failure of the club to obtain or retain liquor or food service licenses could have a material adverse effect on its operations. Difficulties in obtaining, or failures to obtain the required licenses or approvals, could delay or prevent the development of a new restaurant in a particular area, including any new Grand Havana Rooms which may be developed by the Company in the future. However, management believes the Company is currently in compliance in all material respects with all relevant regulations, and the Company has never experienced abnormal difficulties or delays in obtaining the required licenses or approvals.

    Alcoholic beverage control regulations require each of the Company's cigar clubs to apply to a state authority and, in certain locations, county and municipal authorities, for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

    The Company is subject in California, and may be subject in certain other states, to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its comprehensive general liability insurance. The Company has never been the subject of a "dram-shop" claim.

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

Competition

    The Company's Grand Havana Rooms compete with other clubs that offer private memberships, as well as with other restaurants, bars, smoking lounges and other establishments that are open to the public and at which cigar smoking is permitted. The Company believes that by continuing its policy of catering to an affluent clientele, it will be able to compete effectively with other private membership clubs that may have a broader base membership, as well as with other bars and restaurants that are open to the public that permit cigar smoking. Many of the Company’s competitors have substantially greater financial, marketing, personnel and other resources than the Company. Additionally, the Company’s cigar club business is affected by changes in consumer taste and discretionary spending priorities, economic conditions, demographic trends, traffic patterns and employee availability. Any change in these factors could adversely affect the Company. The Company believes that the ability of the Company's restaurants located in its Grand Havana Rooms to compete effectively will continue to depend on its ability to offer high quality food in a full-service, distinctive dining environment.

    The Company's Grand Havana House of Cigars location competes with other retail cigar stores, as well as with other businesses and entities which sell cigars and cigar related products, such as supermarkets and liquor stores. Many of these competitors have substantially greater financial, marketing, personnel and other resources than the Company. The Company believes that its ability to compete effectively will depend on establishing prime locations for its retail cigar stores and carrying the brands of premium cigars which are in demand.

Employees

    As of September 26, 2004, Grand Havana had 71 employees, including 15 full-time and 56 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

    Grand Havana maintains its principal executive offices in approximately 2,000 square feet of leased office space in Los Angeles under a lease with a term that expires on July 31, 2007. The lease was entered into with 1990 Westwood Blvd., Inc. (“1990 Westwood”) which is owned principally by Harry Shuster, the former Chief Executive Officer and principal stockholder of the Company. In February 2003, Harry Shuster sold the building to 1990 Westwood Boulevard, L.L.C., an unrelated company. The monthly rent under the lease for the premises is currently $4,025.

    The Grand Havana Room and the Grand Havana House of Cigars in Beverly Hills, California are located in approximately 4,000 square feet of leased space under a five and a half year lease expiring May 31, 2010. The lease has one five-year option to extend, through May 31, 2015. The monthly rent is $25,471, of which $12,735 is paid by the sublessor, Luce. The sublease expires on May 31, 2010. Luce has one option to extend the sublease until May 31, 2015.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity

Grand Havana’s common stock traded on the Nasdaq SmallCap Market under the symbol "UNIR" until March 1997. From March 1997 until January 29, 2002, the Company’s common stock was quoted on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "PUFF.” The common stock is now quoted on the Pink Sheets under the symbol “PUFF.” Since January 29, 2002, there has been minimal trading activity. There can be no assurance that a significant public market for the common stock will develop or be sustained. The future market price of the common stock may be highly volatile. There have been periods of extreme fluctuation in the stock market that, in many cases, were unrelated to the operating performance of, or announcements concerning the issuers of the affected securities. Securities of issuers having relatively limited capitalization or limited market makers are particularly susceptible to fluctuations based on short-term trading strategies of certain investors.

Holders

As of January 3, 2005, there were approximately 94 holders of record of the Company’s common stock.

Dividends

    The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, Grand Havana's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that Grand Havana's Board of Directors deems relevant.

Equity Compensation Plans

     The following table provides information concerning the Company’s equity compensation plans as of September 26, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	225,000	$.01	N/A
Total	225,000	$.01	N/A

During the fiscal year ended September 26, 2004, the Company issued stock options to its employees to purchase an aggregate of 300,000 shares of common stock. The exercise price of the options is $.01 per share, the estimated fair market value of the common stock on the date of the grant. The options are exercisable at any time during a five-year period, commencing March 1, 2004 and ending on March 1, 2009. As of September 26, 2004, 75,000 options had been exercised. The options were granted pursuant to Rule 701 of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

    Grand Havana owns, operates and develops private membership cigar clubs under the name “Grand Havana Rooms” and a retail cigar store under the name “Grand Havana House of Cigars.” For the fiscal year ended September 26, 2004 (“fiscal 2004”), Grand Havana generated approximately 62% of its net revenue from its cigar club operations, and approximately 39% of its revenue from membership (humidor rental) fees and sales of cigars and other smoking related merchandise.

    The Company has experienced operating losses since its inception with net losses of $(784,726) for the fiscal year ended September 28, 2003 (“fiscal 2003”), however, for fiscal 2004, the Company had net income of $837,150. There can be no assurance that the cigar clubs and retail cigar stores will be profitable in the future.

Critical Accounting Policies

Revenue Recognition and Measurement

    Grand Havana derives revenues from four principal sources: (1) membership (humidor rentals) fees; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. Revenue from sales of cigars and related merchandise, private events and club activities, and food and beverage sales are recognized at the time of sale. The Company recognizes two types of membership (humidor rental) fees, an initial fee, or set up fee, and a monthly rental fee. The entire initial fee is recognized at the time the member joins. The monthly rental fee is charged in advance for a three-month period, and recognized ratably over the three-month period. Deferred revenue represents those humidor fees charged in advance and recognized ratably over the three-month period.

Recent Accounting Pronouncements

    In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, entitled “Accounting for Certain Financial Instruments and Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS 150 requires that those instruments be classified as liabilities on the balance sheet.

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

    In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment"(“SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards (with limited exceptions). SFAS 123(R) is effective as of the first reporting period beginning after June 15, 2005 for large business issuers, and December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123(R) in its second quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R), and has not yet determined the impact that this statement will have on its results of operations or financial position.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

Sales Taxes in Arrears

On February 11, 2003, the Company was notified by the City of New York Department of Finance, that it was in arrears in payment of “Commercial Rent Tax.” This tax is based on annual rent payments made to the Company’s landlord at a rate of 6%, after a 35% discount. The Company has never paid any “Commercial Rent Tax” since its opening in June 1997. The City informed the Company that it was the responsibility of the landlord to inform its tenants of the “rent tax” in effect. Upon notification by the City of New York, the Company requested a conciliation conference, which was granted and held on June 24, 2003, and attended by Stanley Shuster. At this conference, the Company agreed to pay the back “rent tax” and interest, while the City of New York agreed to waive all penalties. This amounted to $137,498 in back taxes and $36,036 in interest. The City waived $53,293 in penalties. On July 31, 2003, the Company made a down payment of $43,250. On September 12, 2003, the Company was notified by the City of New York of its upcoming amnesty period, starting October 20, 2003 and running until January 23, 2004. During this period if payment of the remaining back “rent tax” was paid-in-full, the interest portion would be reduced to $20,154. On January 14, 2004 the Company paid $90,472 in commercial “rent tax” and interest, fulfilling its liability to the City of New York.

In May 2003, the Company began negotiations with the State of New York Department of Finance with regards to the Company’s sales tax in arrears. The Company paid $100,000 as a down payment and entered into a tentative agreement to pay $25,000 a month until the total balance was paid-in-full. In July 2003, the Company began making monthly payments. As of September 28, 2003, the Company owed $423,593 in back sales tax and related penalties and interest. On January 24, 2004, the State of New York formally approved the $25,000 per month payment agreement, which is scheduled to end in July 2005. For the fiscal year ended September 26, 2004 the Company paid $300,000 in back sales tax and related penalties and interest. As of September 26, 2004, the Company owed $215,726 to the State of New York.

Results of Operations

    Fiscal Year Ended September 26, 2004 Compared to Fiscal Year Ended September 28, 2003.

    Net Revenues. Grand Havana derives revenues from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. For fiscal 2004, Grand Havana had revenues of $8,020,992, compared to revenues of $6,312,155 for fiscal 2003, an increase of $1,708,837, or approximately 27.1%. This increase in revenues for fiscal 2004 was primarily due to an increase in membership (humidor rental) fees from $2,215,211 in fiscal 2003 to $2,685,237 in fiscal 2004, an increase in sales of cigars and related merchandise from $334,713 in fiscal 2003 to $442,842 in fiscal 2004, and an increase in food and beverage sales from $2,901,269 in fiscal 2003 to $4,074,256 in fiscal 2004. The increase in membership (humidor rental) fees and food and beverage sales was primarily due to the designation of the New York Grand Havana Room as a “Tobacco Bar” by the City of New York. The increase in sales of cigars and smoking related merchandise was primarily due to an increase in volume at the Grand Havana House of Cigars in Beverly Hills. Revenues from private events and club activities decreased from $860,961 in fiscal 2003 to $818,657 in fiscal 2004, a decrease of $42,304, or 4.9%.

    Expenses. Total costs and expenses increased from $6,689,056 in fiscal 2003 to $7,172,385 in fiscal 2004, an increase of $483,329, or approximately 7.2%. This increase is mainly due to an increase in new membership at the New York Grand Havana Room. Cost of merchandise increased from $199,156 in fiscal 2003 to $219,836 in fiscal 2004, an increase of $20,680, or approximately 10.4%.

    Direct labor and benefit costs increased from $1,732,894 in fiscal 2003 to $1,821,142 in fiscal 2004, an increase of $88,248, or approximately 5.1%. This increase was mainly due to increased commission paid on new membership at the Grand Havana Room in New York. Occupancy and other operating expenses decreased from $2,590,964 in fiscal 2003 to $2,430,970 in fiscal 2004, a decrease of $159,994, or 6.2%. This decrease was mainly due to the elimination of penalties and interest from late or non-payment of sales tax owed to the State of New York.

    General and administrative costs increased from $667,251 in fiscal 2003 to $731,575 in fiscal 2004, an increase of $64,324, or approximately 9.6%. Depreciation and amortization costs decreased from $358,129 in fiscal 2003 to $333,578 in fiscal 2004, a decrease of $24,551, or approximately 6.9%, due to certain items being fully depreciated.

     Other income (expense) decreased from a net expense of $407,825 in fiscal 2003 to a net expense of $11,457 in fiscal 2004, a decrease of approximately $396,000, or approximately 97%. Interest expense on back taxes decreased approximately $200,000 in fiscal 2004 compared to fiscal 2003, and gain on extinguishment of debt increased approximately $187,000 in fiscal 2004 compared to fiscal 2003 as the result of decreases in accrued liabilities relating to the closure of the Company’s facilities in Washington, D.C. and Las Vegas, Nevada.

Liquidity and Capital Resources

    Cash and cash equivalents totaled $121,338 at September 26, 2004 compared with $368,206 at September 28, 2003.

    On March 1, 2004, the Company consolidated its notes payables and all accrued liabilities to advances made by the Company’s former Chief Executive Officer. The Company issued a promissory note to its former Chief Executive Officer in the amount of $2,500,900. In connection therewith, the former CEO agreed to terminate a security agreement dated September 30, 1998, whereby he was granted a security interest in substantially all of the assets of the Company. The Company also issued a promissory note to an affiliate, United Films Distributor (“United Films”), for $782,917, which consolidated an original note and all accrued interest due to United Films as of such date. Lastly, the Company issued a promissory note to an affiliate, 1990 Westwood, the Company’s former landlord of its corporate office, in the amount of $181,720 for past rent due under its lease. The notes issued to the Company's former Chief Executive Officer, United Films and 1990 Westwood on March 1, 2004 provided for interest at a rate of 5% per annum.

    On September 26, 2004, the Company cancelled the notes issued to its former CEO, United Films and 1990 Westwood on March 1, 2004. In consideration for such cancellation and termination of the March 1, 2004 notes, the Company issued its former Chief Executive Officer, United Films and 1990 Westwood new, unsecured promissory notes for principal and unpaid interest owed to such parties as of such date in amounts of $2,435,050, $798,786 and $170,866, respectively (collectively, the “September 2004 Notes”). The September 2004 Notes bear interest at a rate of 5% per annum. The Company has the right to prepay the September 2004 Notes in whole or in part at any time. In addition, the Company has agreed to pay its former CEO successive monthly installments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Notes are all due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. See Item 12 “Certain Relationships and Related Transactions,” and Item 7 “Financial Statements - Note 7 to Notes to Consolidated Financial Statements.”

Cash flows provided by operating activities were $286,043.

Cash flows used in financing activities were $410,953.

Cash flows used in investing activities were $121,958.

    The Company anticipates that revenues from the operation of its existing Grand Havana Rooms and Grand Havana House of Cigars retail store will provide sufficient working capital during the next twelve months. In fiscal 2004, the Company’s Beverly Hills operations had net income of $523,592. The Company’s New York Grand Havana Room had net income of $1,210,506. The Company anticipates that the Beverly Hills and New York Grand Havana Rooms will maintain profitability in 2005, although there can be no assurances that this will occur.

    Due to the fact that the trading price of the Company’s common stock has fallen significantly in the last twelve months and because it is not currently trading on the OTC Bulletin Board, the Company does not anticipate that it will be able to sell its securities in private placements on terms that are acceptable to the Company for the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS.

    Our audited financial statements appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

    As of September 26, 2004, the end of the period covered by this report, Stanley Shuster, the Company’s Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and has concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Name	Age	Positions Currently Held With the Company	Director Since
Stanley Shuster	44	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer	1995
Steven T. Ousdahl	58	Vice President, Administration and Director	2000
Shannon Taylor	35	Vice President, Operations and Director	2003

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

    Steven T. Ousdahl has served as Vice President, Administration of the Company since August 1993 and as a director since May 2000. He also served as operations administrator for LEI since September 1985, where he managed the operations of the Love's restaurant chain until its disposition. Prior to that, Mr. Ousdahl was engaged for over fifteen years as an operations executive in the food service business for several firms, including IHOP Corporation.

    Shannon Taylor has served as Vice President, Operations of the Company and as a director since November 11, 2003. Ms. Taylor served as an employee of the Company for over ten years prior to assuming an executive role.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of the Company's common stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations from certain reporting persons, the Company believes that for the period through September 26, 2004, all officers, directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Mr. Shuster, Mr. Ousdahl and Ms. Taylor each filed one late report relating to one transaction.

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

ITEM 10. EXECUTIVE COMPENSATION.

    The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in fiscal 2004 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary($)		Bonus($)	All Other Annual Compensation($)	Restricted Stock Awards(#)	Securities Underlying Options SARS(#)	LTIP Payouts($)	All Other Compensation($)(1)

Stanley Shuster Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	2004 2003 2002	$ $ $	255,744 231,609 214,840	$7,500 — —	— — —	— — —	100,000 — —	— — —	$ $ $	9,924 6,286 12,935

(1)  Represents amounts paid in health and insurance benefits.

The following tables set forth certain information for the Named Executive Officers with respect to grants and exercises in fiscal 2004 of options to purchase common stock of the Company:

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Stanley Shuster	100,000	33.3%	$0.01	4/1/09

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Stanley Shuster	—	—	100,000	—	$2,000	—

Director Compensation

Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Employment Agreements

    The Company entered into an employment agreement with Stanley Shuster on June 1, 2003 for a three-year term, which automatically renews for successive three-year terms, except (a) the parties may mutually agree to revise any of the terms thereof, and (b) the employment relationship will be on an “at will” basis. The employment agreement requires Mr. Shuster to devote his best efforts to the Company’s interests and business and prohibits him from disclosing information, competing with the Company and soliciting employees for one year after termination of his employment. The Company has also extended various benefits and reimbursement of expenses to Mr. Shuster.

    The employment agreement provides that in the event that Mr. Shuster is terminated prior to the end of the initial three-year term, other than for cause, the Company will pay Mr. Shuster the compensation and other benefits provided for under the employment agreement for the remainder of the three-year term without any deduction or offset for any compensation earned or received from any other sources.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership

    The following tables set forth certain information regarding beneficial ownership of our common stock as of January 3, 2005 by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)(3)	Percentage of Class

Steven T. Ousdahl (4)	50,000.3%
J. Brooke Johnston, Jr. (5)	0	0%
Shannon Taylor (6)	75,000.5%
Stanley Shuster (7)	6,816,542	46.4%
All executive officers and directors as a group (3 persons)	6,941,542	46.8%

(1)	Each person's address is 1990 Westwood Boulevard, 3rd Floor, Los Angeles, California 90025, unless otherwise noted.

(2)	Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them.

(3)	A person is deemed to be the beneficial owner of common stock that can be acquired by such person within sixty days of the date hereof upon the exercise of warrants or stock options. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants and stock options that are held by such person (but not those held by any other person) and that are exercisable within sixty days from the date hereof, have been exercised.

(4)	Includes 50,000 shares issuable upon exercise of options.

(5)	J. Brooke Johnston, Jr. ceased being a director on November 11, 2003.

(6)	Ms. Taylor became a director of the Company on November 11, 2003.

(7)	Includes 100,000 shares issuable upon exercise of options.

Equity Compensation Plan Information

For information relating to the Company’s equity compensation plan, see Item 5 of this report entitled “Market for Common Equity and Related Stockholder Matters - Equity Compensation Plans.”

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Harry Shuster

    As of March 1, 2004, the Company was indebted to Harry Shuster, the former Chief Executive Officer and principal stockholder of the Company, in the total amount of $2,500,901. On March 1, 2004, the Company and Mr. Shuster agreed to consolidate all outstanding payables and accrued liabilities from advances made to the Company by the former CEO, and, in lieu thereof, the Company issued a new promissory note to Mr. Shuster in the amount of $2,500,901 (the “March 2004 Promissory Note”). In connection therewith, Mr. Shuster agreed to terminate his security interest in substantially all of the assets of the Company. The March 2004 Promissory Note provided for interest at the rate of 5% per annum.

On September 26, 2004, the Company cancelled the March 2004 Promissory Note. In consideration for cancellation and termination of the note, the Company issued its former CEO a promissory note in the amount of $2,435,050 (the “September 2004 Promissory Note”). The September 2004 Promissory Note bears interest at a rate of 5% per annum. The Company has the right to prepay the September 2004 Promissory Note in whole or in part at any time. In addition, the Company has agreed to pay its former CEO successive monthly installments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Promissory Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

Lease of Office Premises

Grand Havana maintains its principal executive offices in approximately 2,000 square feet of leased office space in Los Angeles, California under a lease with a term that expires on July 31, 2007. The lease was entered into with 1990 Westwood, which is owned principally by Harry Shuster, the former Chief Executive Officer and principal stockholder of the Company. In February 2003, Harry Shuster sold the building to 1990 Westwood Boulevard, L.L.C., an unrelated company. The monthly rent under the lease for the premises is currently $4,025.00.

As of March 1, 2004, the Company was indebted to 1990 Westwood in the amount of $181,720 for outstanding rent due under the lease. On March 1, 2004, the Company and 1990 Westwood entered into a letter agreement, whereby the Company issued a promissory note to 1990 Westwood in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum.

On September 26, 2004, the Company cancelled the note issued to 1990 Westwood on March 1, 2004. In consideration for cancellation and termination of the note, the Company issued 1990 Westwood a new, unsecured promissory note in the amount of $170,866 for principal and unpaid interest owed as of such date. The new note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The promissory note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

Transactions with United Films

As of March 1, 2004, the Company was indebted to United Films in the amount of $782,916.88 as a result of monies due under a promissory note issued to United Films in May 1997 (“1997 Promissory Note”). The president of United Films is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. On March 1, 2004, the Company and United Films agreed to cancel and terminate all obligations due under the 1997 Promissory Note, and, in lieu thereof, issued a new promissory note to United Films in the amount of $782,916.88 (the “2004 United Films Promissory Note”).

On September 26, 2004, the Company cancelled the March 2004 United Films Promissory Note. In consideration for cancellation and termination of the note, the Company issued United Films a note in the amount of $798,786 (the “September 2004 United Films Promissory Note”). The September 2004 United Films Promissory Note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The September 2004 United Films Promissory Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

Transactions with Stanley Shuster

On September 26, 1999, the Company received a loan from Stanley Shuster, the Company’s current Chief Executive Officer and principal stockholder, in the amount of $60,000. The note bears interest at a rate of 10.3% per annum. On June 18, 2003, the Company received an additional loan for $50,000 from Stanley Shuster. On September 14, 2004, the Company repaid all monies owed to Stanley Shuster, including all accrued interest.

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

10.3
The First Addendum to the Village On Canon Lease dated October 10, 1994 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.3 of Grand Havana’s Annual Report on Form 10-KSB for the fiscal year ended September 28, 2003 (the “2003 10-KSB”)).

10.4	The Second Addendum to the Village On Canon Lease dated November 23, 1994 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.4 of the 2003 10-KSB).

10.5	The Third Addendum to the Village On Canon Lease dated October 1, 1999 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.5 of the 2003 10-KSB).

10.6	The Fourth Addendum to the Village On Canon Lease dated February 3, 2004 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.6 of the 2003 10-KSB).

10.7
Agreement of Lease dated September 16, 1996 between Avenue Limited Partnership and Grand Havana (incorporated by reference to Exhibit 10.35 to Grand Havana's Registration Statement on Form S-3 (File No. 33-16045) (the “Form S-3”)).

10.8	1996 Stock Option Plan of Grand Havana (incorporated by reference to Exhibit 10.19 of the 1997 10-KSB).

10.9	Employment Agreement between Grand Havana and Stanley Shuster dated June 1, 2003 (incorporated by reference to Exhibit 10.9 of the 2003 10-KSB).

10.10	Amended and Restated Promissory Note dated March 26, 2004 between Grand Havana and Harry Shuster (incorporated by reference to Exhibit 10.10 of the 2003 10-KSB).

10.11	Letter Agreement dated March 26, 2004 between Grand Havana and Harry Shuster (incorporated by reference to Exhibit 10.11 of the 2003 10-KSB).

10.12	Amended and Restated Promissory Note dated March 26, 2004 between Grand Havana and United Film Distributors, Inc. (incorporated by reference to Exhibit 10.12 of the 2003 10-KSB).

10.13	Letter Agreement dated March 26, 2004 between Grand Havana and United Film Distributors, Inc. (incorporated by reference to Exhibit 10.13 of the 2003 10-KSB).

10.14	Amended and Restated Promissory Note dated March 26, 2004 between Grand Havana and 1990 Westwood Boulevard, Inc. (incorporated by reference to Exhibit 10.14 of the 2003 10-KSB).

10.15	Letter Agreement dated March 26, 2004 between Grand Havana and 1990 Westwood Boulevard, Inc. (incorporated by reference to Exhibit 10.15 of the 2003 10-KSB).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following table sets forth the aggregate fees for professional audit services rendered by Weinberg & Company, P.A. for the audit of the Company’s annual financial statements for the fiscal years 2003 and 2004, and fees billed for other services provided by Weinberg & Company, P.A. for fiscal years 2003 and 2004.

	Fiscal Year Ended
	2004	2003

Audit Fees	—	—
Audit-Related Fees	$30,000	$30,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees Paid	$30,000	$30,000

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND HAVANA ENTERPRISES, INC.

Date: February 9, 2005	By:	/s/ Stanley Shuster
Stanley Shuster
Title: Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

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
SEPTEMBER 26, 2004 AND SEPTEMBER 28, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Grand Havana Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Grand Havana Enterprises, Inc. and subsidiaries (the “Company”) as of September 26, 2004 and September 28, 2003, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Havana Enterprises, Inc. and its subsidiaries, as of September 26, 2004 and September 28, 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Boca Raton, Florida
December 17, 2004	By:	/s/ Weinberg & Company, P.A.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 26, 2004	September 28, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$121,338	$368,206
Accounts receivable, net	195,343	29,846
Inventories, net	257,872	200,128
Prepaid expenses	96,231	51,770

TOTAL CURRENT ASSETS	670,784	649,950

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,009,099	2,220,719

OTHER ASSETS
Restricted cash	760,000	760,000
Due from related parties	—	21,458
Deposits and other assets	77,088	34,821

TOTAL OTHER ASSETS	837,088	816,279

TOTAL ASSETS	$3,516,971	$3,686,948
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$140,132	$313,528
Accounts payable and accrued liabilities	531,155	868,599
Taxes payable	250,397	514,065
Note payable to bank	185,000	185,000
Deferred revenues	491,254	464,284
Notes payable to related parties	120,000	1,511,146
Due to related parties	—	2,131,863
TOTAL CURRENT LIABILITIES	1,717,938	5,988,485

LONG TERM LIABILITIES
Notes payable to related parties	3,284,702	—
Deferred rent payable	480,927	502,959
Other long term liabilities	48,308	48,308
TOTAL LONG TERM LIABILITIES	3,813,937	551,267

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; authorized -
3,000,000 shares; issued and outstanding - none	—	—
Common stock, $.01 par value; authorized -
50,000,000 shares; issued and outstanding -
14,599,306 shares in 2004 and 14,524,306 shares in 2003	145,994	145,244
Additional paid-in capital	13,279,044	13,279,044
Accumulated deficit	(15,439,942)	(16,277,092)

TOTAL STOCKHOLDERS' DEFICIENCY	(2,014,904)	(2,852,804)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,516,971	$3,686,948

See accompanying Notes to Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended

	September 26, 2004	September 28, 2003

REVENUE	$8,020,992	$6,312,155

COSTS AND EXPENSES
Food and beverage	1,635,284	1,140,662
Merchandise	219,836	199,156
Operating expenses
Direct Labor	1,821,142	1,732,894
Occupancy and other	2,430,970	2,590,964
General and administrative	731,575	667,251
Depreciation and amortization	333,578	358,129
TOTAL COSTS AND EXPENSES	7,172,385	6,689,056

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	848,607	(376,901)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	186,558	—
Interest income	9,421	11,246
Interest expense	(206,645)	(419,071)
Loss on disposal of asset	(791)	—
TOTAL OTHER INCOME (EXPENSE)	(11,457)	(407,825)

NET INCOME (LOSS)	$837,150	$(784,726)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.06	$(0.06)
DILUTED	0.06	(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	14,530,556	14,203,473
DILUTED	14,724,306	14,203,473

See accompanying Notes to Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance-September 29, 2002	14,174,306	$141,744	$13,279,044	$(15,492,366)	$(2,071,578)

Common stock issued
in private placement	350,000	3,500	—	—	3,500

Net Loss-Year Ended
September 28, 2003	—	—	—	(784,726)	(784,726)

Balance-September 28, 2003	14,524,306	145,244	13,279,044	(16,277,092)	(2,852,804)

Exercise of stock options	75,000	750	—	—	750

Net Income-Year Ended
September 26, 2004	—	—	—	837,150	837,150

Balance-September 26, 2004	14,599,306	$145,994	$13,279,044	$(15,439,942)	$(2,014,904)

See accompanying Notes to Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended

	September 26, 2004	September 28, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$837,150	$(784,726)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	333,578	358,129
Changes in operating assets and liabilities:
Accounts receivable	(165,497)	13,953
Inventories, net	(57,744)	10,513
Prepaid expenses	(44,461)	49,623
Due from related parties	21,458	(12,015)
Deposits and other assets	(42,267)	7,664
Accounts payable and accrued liabilities	(337,444)	214,791
Taxes payable	(263,668)	—
Other current liabilities	—	(3,600)
Deferred revenues	26,970	(50,528)
Deferred rent payable	(22,032)	(22,032)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	286,043	(218,228)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(121,958)	(43,942)

NET CASH USED IN INVESTING ACTIVITIES	(121,958)	(43,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(173,396)	(141,848)
Notes and due to related parties	(238,307)	154,456
Bank loan & other financing	—	185,000
Proceeds from the issuance of common stock	750	3,500

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(410,953)	201,108

NET DECREASE IN CASH AND CASH EQUIVALENTS	(246,868)	(61,062)

CASH AND CASH EQUIVALENTS, beginning of year	368,206	429,268

CASH AND CASH EQUIVALENTS, end of year	$121,338	$368,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$38,797	$169,947

Income taxes paid	$6,072	$4,705

See accompanying Notes to Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2004 AND SEPTEMBER 28, 2003

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Grand Havana Enterprises, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 13, 1993. The Company is engaged in the business of the ownership, operation and development of private membership cigar clubs known as "Grand Havana Rooms," and retail cigar stores known as "Grand Havana House of Cigars." The Company's fiscal year is the 52 or 53-week period ending on the last Sunday in September. The Company maintains two locations - New York, New York and Beverly Hills, California.

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

Fair Value of Financial Instruments: The Company's financial instruments consist of cash and cash equivalents, trade account receivables, trade account payables, accrued expenses, related party payables, deferred liabilities and term loans. The fair value of the Company's financial instruments approximates the carrying value of the instruments.

Allowance for Doubtful Accounts: Trade account receivables are stated net of an allowance for doubtful accounts. The Company estimated the allowance based on an analysis of specific customers. The allowance for doubtful accounts was $21,775 at September 26, 2004 and September 28, 2003.

Inventories: Inventories (consisting of food and beverage products, cigars, and other merchandise) are stated at the lower of cost (first-in, first-out method) or market, and net of an allowance for inventory obsolescence. The reserve for inventory obsolescence and damage was $29,889 and $40,756 as of September 26, 2004 and September 28, 2003, respectively.

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

The Company evaluates the carrying amount of its property and equipment when events or changes in business circumstances have occurred, which indicate the carrying amount of such assets may not be fully realizable. Determination of impairment is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. If the Company determines that any of these assets have been impaired, the impairment charge is recorded based on a comparison of the net book value of the assets and the fair value. The fair value of the assets is calculated using the present value of future cash flows resulting from the use of the assets over their average remaining useful lives.

Deferred Rent: Rent expense is recognized on a straight-line basis over the term of the lease. When the Company signed the lease on the New York facility, the Company was given incentives for the lease. Those incentives were capitalized as deferred rent and amortized over the life of the lease.

Income Taxes: The Company accounts for income taxes in accordance with provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), which requires that deferred income taxes be determined based on the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

Revenue Recognition and Measurement: The Company derives revenues from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. Revenue from sales of cigars and related merchandise, private events and club activities, and food and beverage sales are recognized at the time of the sale. The Company recognizes two types of membership (humidor rental) fees, an initial fee, or set up fee, and a monthly rental fee. The entire initial fee is recognized at the time the member joins. The monthly rental fee is charged in advance for a three-month period, and recognized ratably over the three-month period. Deferred revenue represents those humidor fees charged in advance and recognized ratably over the three-month period.

Earnings Per Share: Basic income (loss) per share amounts are computed by dividing the net income (loss) by the weighted average of common shares outstanding during the period. Diluted income per share is computed assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the year ended September 28, 2003, because the Company incurred a loss during the periods, and thus, their effect would have been anti-dilutive.

Concentrations of Credit Risk: The Company maintains some of its cash in bank deposit accounts, which may be uninsured or exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentrations of credit risk on cash.

Recent Accounting Pronouncements: In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or that vary inversely with the value of the issuer’s shares. SFAS 150 does not apply to features embedded in a financial instrument that are not a derivative in their entirety.

Most of the provisions of SFAS 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of SFAS 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can settle by issuing its own shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is the fiscal period beginning after December 15, 2004.

In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, "Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees.” SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards (with limited exceptions). SFAS 123(R) is effective as of the first reporting period beginning after June 15, 2005 for large business issuers, and December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123(R) in its second quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R), and has not yet determined the impact that this statement will have on its results of operations or financial position.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.

2.    SEGMENT INFORMATION

The Company maintains two locations - New York, New York and Beverly Hills, California.

The accounting policies of the product sectors are the same as those described in the summary of significant accounting policies, except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of making internal operating decisions. Financial information by product sector is as follows:

	2004	2003

Food and beverage	$4,074,256	$2,901,270
Merchandise	442,842	334,713
Humidor rental fees	2,685,237	2,215,211
Club activities	818,657	860,961
Total revenue by product segment	$8,020,992	$6,312,155

Information concerning principal geographic areas is set forth below:

	2004	2003
Revenues

New York, New York	$5,237,746	$3,796,077
Beverly Hills, California	2,783,246	2,516,078
Total	$8,020,992	$6,312,155

	2004	2003
Cost of Goods Sold

New York, New York	$2,218,000	$1,610,098
Beverly Hills, California	1,458,262	1,462,614
Total	$3,676,262	$3,072,712

	2004	2003
Gross Profit

New York, New York	$3,019,746	$2,185,979
Beverly Hills, California	1,324,984	1,053,464
Total	$4,344,730	$3,239,443

	2004	2003
Net Income (Loss)

New York, New York	$1,210,506	$(373,416)
Beverly Hills, California	523,592	179,298
Los Angeles, California (corporate)	(896,948)	(590,608)
Total	$837,150	$(784,726)

	2004	2003
Total Assets

New York, New York	$2,341,337	$2,220,704
Beverly Hills, California	1,038,292	1,015,771
Los Angeles, California (corporate)	137,342	450,473
Total	$3,516,971	$3,686,948

	2004	2003
Total Liabilities

New York, New York	$1,362,904	$1,538,481
Beverly Hills, California	142,240	240,761
Los Angeles, California (corporate)	4,026,731	4,760,510
Total	$5,531,875	$6,539,752

3.     PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at September 26, 2004 and September 28, 2003:

	2004	2003

Leasehold improvements	$4,010,246	$3,944,210
Restaurant equipment	1,014,584	989,158
Office equipment	215,416	209,836
Signage	1,870	1,870
	5,242,116	5,145,074
Less accumulated depreciation	(3,233,017)	(2,924,355)
	$2,009,099	$2,220,719

The depreciation expense charged to operation for the years ended September 26, 2004 and September 28, 2003 were $333,578 and $358,129, respectively.

4.    INCOME TAXES

Significant components of the Company’s deferred income tax assets at September 26, 2004 and September 28, 2003 are as follows:

	2004	2003
Deferred income tax asset

Net operating loss carry forward	$5,300,000	$5,600,000
Total deferred income tax asset	5,300,000	5,600,000
Valuation allowance	(5,300,000)	(5,600,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2004	2003

Tax expense at the U. S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%
Effective income tax rate	—%	—%

The benefit for income taxes from operations consisted primarily of a long-term deferred tax benefit of $5,300,000 at September 26, 2004, resulting from the accumulated net operating loss carry forwards of approximately $15,570,000. There is approximately $5,300,000 valuation allowance against the deferred tax benefit asset, because it is more likely than not that the deferred tax asset will not be utilized.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will be increased or reduced.

The operating losses expire in various years through 2024.

5.    COMMITMENTS AND CONTINGENCIES

Employment Agreement: In June 2003, the Company entered into an employment agreement with its Chief Executive Officer for an initial term of three years, which automatically renews for successive three-year terms. The agreement calls for his salary to begin at $246,235 and to increase each year by at least 10%.

Leases: The Company leases cigar clubs and corporate facilities under operating leases with original terms ranging from 5 to 15 years. The lease obligations include provisions requiring the payment of property taxes, insurance, repairs and maintenance, and contain renewal options and calls for contingency rentals based on percentages of sales. Restaurant facilities subleased to franchisees are subleased under similar terms to the lease the Company has with its lessor.

The Company leases its corporate offices from a non-related party under an operating lease. The lease requires monthly payments of $4,025. Prior to March 2003, the Company leased its corporate offices from a related party, owned principally by the Company’s former CEO, at a rate of $3,200 per month. In February 2003, the Company’s former CEO sold the building to a non-related party, and the Company entered a month-to-month tenancy at a rate of $4,140 per month. In March 2004, the Company negotiated a new lease calling for monthly payments of $4,025 until August 2005, at which time the rate will increase to $4,140 per month until August 2006, and then to $4,255 per month until the lease terminates on July 31, 2007.

The Company subleases a portion of its California cigar club facility to Luce of Beverly Hills, LLC (“Luce”). The sublease expires on May 31, 2010. Luce has one option to extend the sublease until May 31, 2015. Sublease rental income totaled $156,647 and $152,085 during the years ended September 26, 2004 and September 28, 2003, respectively.

Minimum lease payments required under non-cancelable leases and subleases, respectively, at September 26, 2004 are as follows:

Fiscal Year Ending	Gross Rentals	Sublease Rentals	Net Rentals

2005	$1,080,479	$(153,591)	$926,888
2006	1,083,331	(152,826)	930,505
2007	1,146,500	(156,647)	989,853
2008	1,113,349	(161,347)	952,002
2009	1,123,030	(166,187)	956,843
Thereafter	1,695,178	(113,867)	1,581,311
	$7,241,867	$(904,465)	$6,337,402

Rent expense was $1,080,209 in 2004 and $1,065,820 in 2003. At September 26, 2004 and September 28, 2003, the Company had a $700,000 certificate of deposit that was used as collateral for an irrevocable letter of credit issued to guarantee the lease of its Grand Havana Room in New York, New York. This certificate of deposit exceeds the federally insured limits. At September 26, 2004 and September 28, 2003, the Company had a $60,000 certificate of deposit that has been pledged as a guarantee for its lease deposit of its Grand Havana Room in Beverly Hills, California.

6.    STOCKHOLDERS' DEFICIENCY

Stock Options: During the fiscal year ended September 28, 1997, the Company adopted its 1996 Stock Option Plan (the "Plan") to provide officers, directors, key employees and other key contributors to the Company an opportunity to purchase common stock of the Company pursuant to "non-qualified stock options" at the discretion of the Board of Directors.

Under the Plan, options to purchase an aggregate of 626,250 shares of common stock may be granted. The purchase price shall be no less than 85% of the fair market value of the common stock on the date of grant. The Board of Directors of the Company, or a committee established by the Board of Directors, shall determine, among other things (i) the purchase price of the shares covered by each option, (ii) whether any payment will be required upon an option grant, (iii) the individual to whom, and the time or times at which, options shall be granted, (iv) the number of shares subject to each option and (v) whether an option can be exercised in whole or in part. The options granted under the Plan expired on January 3, 2004.

During the fiscal year ended September 26, 2004, the Company issued stock options to its employees to purchase an aggregate of 300,000 shares of common stock. The exercise price of the options is $.01 per share, the estimated fair market value of the common stock on the date of the grant. The options are exercisable at any time during a five-year period, commencing March 1, 2004 and ending on March 1, 2009. The options were granted pursuant to Rule 701 of the Securities Act of 1933, as amended.

The following table summarizes information concerning outstanding and exercisable options:

	Number of Options	Weighted Average Exercise Price

Options outstanding as of September 28, 2003	100,000	$.40
Granted	300,000.01
Exercised	(75,000)	.01
Canceled	(100,000)	.40
Options outstanding at September 26, 2004	225,000	$.01

As of September 26, 2004, all outstanding stock options were exercisable at an exercise price of $.01. The options expire on March 1, 2009.

7.    RELATED PARTY TRANSACTIONS

Notes Payable to Related Parties: Notes payable to related parties at September 26, 2004 and September 28, 2003 consisted of principal amounts due to the following:

	2004	2003

(A) Promissory notes, former CEO	$2,435,050	$940,246
(B) Affiliated company	798,786	489,000
(C) Former landlord	170,866	—
(D) President and CEO	—	81,900
Total	$3,404,702	$1,511,146

(A) At March 1, 2004, the Company was indebted to Harry Shuster, its former Chief Executive Officer, in the amount of $2,500,901 as a result of outstanding payables and accrued liabilities from advances made to the Company by the former CEO. On Mach 1, 2004, the Company and Mr. Shuster agreed to cancel and terminate all outstanding obligations owed to Mr. Shuster, and, in lieu thereof, the Company issued a new promissory note in the amount of $2,500,901 (the “March 2004 Note”). On September 26, 2004, the Company cancelled the March 2004 Note and issued a new, unsecured promissory note to Mr. Shuster for principal and unpaid interest of $2,435,050 (the “September 2004 Note”). The September 2004 Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 Note in whole or in part at any time. In addition, the Company has agreed to pay its former Chief Executive Officer successive monthly payments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

During the fiscal year ended September 26, 2004, the Company paid its former Chief Executive Officer principal payments of $220,000 as a result of outstanding payables and accrued liabilities from advances made to the Company by the former CEO.

(B) At March 1, 2004, the Company was indebted to an affiliated company in the amount of $782,917 as a result of monies due under a promissory note issued in May 1997 (the “1997 Promissory Note”). On March 1, 2004, the Company and the affiliated company agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a promissory note in the amount of $782,917 (the “March 2004 United Films Note”). On September 26, 2004, the Company cancelled the March 2004 United Films Note and issued a new, unsecured promissory note for principal and unpaid interest of $798,786 (the “September 2004 United Films Note”). The September 2004 United Films Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 United Films Note in whole or in part at any time. The September 2004 United Film Notes is due on and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

(C) At March 1, 2004, the Company was indebted to its former landlord for its corporate offices in the amount of $181,720 for outstanding rent due under its lease agreement. On March 1, 2004, the Company and the former landlord entered into a letter agreement, whereby the Company issued a promissory note to the former landlord in the amount of $181,720 (the “March 2004 Westwood Note”). On September 26, 2004, the Company cancelled the March 2004 Westwood Note and issued a new, unsecured promissory note for principal and unpaid interest in the amount of $170,866 (the “September 2004 Westwood Note”). The September 2004 Westwood Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 Westwood Note in whole or in part at any time. The September 2004 Westwood Note is due on and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the fiscal year ended September 26, 2004, the Company paid its former landlord $15,565.

(D) In September 1999, the Company received a loan from its current Chief Executive Officer in the amount of $60,000. The note bears interest at a rate of 10.3% per annum. On June 13, 2003, the Company entered into a financing agreement with its CEO to borrow an additional $50,000. The note bears interest at a rate of 7%, and was due and payable on September 15, 2004. On September 14, 2004, the Company repaid its CEO all monies due under both notes, including accrued interest.

Maturities of notes payable to related parties are as follows:

Fiscal year

2005	$120,000
2006	120,000
2007	120,000
Thereafter	3,044,702
$3,404,702

Due from Related Parties: Amounts due from related parties at September 26, 2004 and September 28, 2003 consisted of the following:

	2004	2003

Affiliated Company	$—	$20,794
Expenses owed by related party	—	664
Total	$—	$21,458

Due to Related Parties: Amounts due to related parties at September 26, 2004 and September 28, 2003 consisted of the following:

	2004	2003

Advances from the former CEO	$—	$725,530
Accrued interest expense to affiliate	—	306,399
Accrued consulting fee interest expense to former CEO	—	874,161
Accrued salary and interest expense to CEO	—	44,053
Accrued interest expense or rent for corporate offices	—	181,720

Total	$—	$2,131,863

Advances from the Company’s former CEO in 2003 represented unsecured loans. The loans accrued interest at a rate of 10% per annum, and were due and payable on demand. The other advances were also unsecured and bore no interest. Such advances were due and payable on demand.

8.    NOTE PAYABLE TO BANK

The Company has a $185,000 loan with Bank Leumi. The note is dated March 1, 2004 and matures on February 28, 2005. The interest rate is LIBOR plus 2%. The Company's Chief Executive Officer is a guarantor of the Company's credit line and has pledged certain personal assets to secure the obligation.

9.    TAXES PAYABLE

In May 2003, the Company began negotiations with the State of New York Department of Taxation with regards to the Company’s sales tax in arrears. An agreement, which was formally approved in January 2004, called for the Company to pay $25,000 per month. As of September 26, 2004, the Company owes the New York State Department of Taxation $215,726 in back sales tax and related interest and penalties.

10.   GAIN ON EXTINGUISHMENT OF DEBT

For the year ended September 26, 2004, $186,558 in debt was extinguished primarily as the result of decreases in accrued liabilities related to the closure of the Company’s facilities in Washington, D.C. and Las Vegas, Nevada in prior years.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Grand Havana (incorporated by reference to Exhibit 3.1 of Grand Havana's Form SB-2 (File No. 33-68252-LA) (the "SB-2")).

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Grand Havana (incorporated by reference to Exhibit 3.3 of Grand Havana's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1997 (File No. 0-24828) (the "1997 10-KSB")).

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

10.3
The First Addendum to the Village On Canon Lease dated October 10, 1994 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.3 of Grand Havana’s Annual Report on Form 10-KSB for the fiscal year ended September 28, 2003 (the “2003 10-KSB”)).

10.4	The Second Addendum to the Village On Canon Lease dated November 23, 1994 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.4 of the 2003 10-KSB).

10.5	The Third Addendum to the Village On Canon Lease dated October 1, 1999 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.5 of the 2003 10-KSB).

10.6	The Fourth Addendum to the Village On Canon Lease dated February 3, 2004 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.6 of the 2003 10-KSB).

10.7
Agreement of Lease dated September 16, 1996 between Avenue Limited Partnership and Grand Havana (incorporated by reference to Exhibit 10.35 to Grand Havana's Registration Statement on Form S-3 (File No. 33-16045) (the "Form S-3")).

10.8	1996 Stock Option Plan of Grand Havana (incorporated by reference to Exhibit 10.19 of the 1997 10-KSB).

10.9	Employment Agreement between Grand Havana and Stanley Shuster dated June 1, 2003 (incorporated by reference to Exhibit 10.9 of the 2003 10-KSB).

10.10	Amended and Restated Promissory Note dated March 26, 2004 between Grand Havana and Harry Shuster (incorporated by reference to Exhibit 10.10 of the 2003 10-KSB).

10.11	Letter Agreement dated March 26, 2004 between Grand Havana and Harry Shuster (incorporated by reference to Exhibit 10.11 of the 2003 10-KSB).

10.12	Amended and Restated Promissory Note dated March 26, 2004 between Grand Havana and United Film Distributors, Inc. (incorporated by reference to Exhibit 10.12 of the 2003 10-KSB).

10.13	Letter Agreement dated March 26, 2004 between Grand Havana and United Film Distributors, Inc. (incorporated by reference to Exhibit 10.13 of the 2003 10-KSB).

10.14	Amended and Restated Promissory Note dated March 26, 2004 between Grand Havana and 1990 Westwood Boulevard, Inc. (incorporated by reference to Exhibit 10.14 of the 2003 10-KSB).

10.15	Letter Agreement dated March 26, 2004 between Grand Havana and 1990 Westwood Boulevard, Inc. (incorporated by reference to Exhibit 10.15 of the 2003 10-KSB).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.