Form 10QSB
period 2004-12-26
GRAND HAVANA ENTERPRISES INC
filed 2005-02-14
CIK 909483

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 26, 2004

or

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

Commission file number 0-024828
________________________________

GRAND HAVANA ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	95-4428370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1990 Westwood Boulevard, 3rd Floor
Los Angeles, CA 90025
(Address of principal executive offices)

(310) 475-5600
(Issuer s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________________

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 26, 2004	September 26, 2004
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$297,989	$121,338
Accounts receivable, net	142,776	195,343
Inventories, net	310,275	257,872
Prepaid expenses	75,153	96,231
TOTAL CURRENT ASSETS	826,193	670,784

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,931,999	2,009,099

OTHER ASSETS
Restricted cash	760,000	760,000
Deposits and other assets	77,088	77,088
TOTAL OTHER ASSETS	837,088	837,088
TOTAL ASSETS	$3,595,280	$3,516,971
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Cash overdraft	$97,562	$140,132
Accounts payable and accrued liabilities	465,958	531,155
Taxes payable	213,171	250,397
Notes payable	185,000	185,000
Deferred revenues	432,090	491,254
Notes payable to related parties	120,000	120,000
TOTAL CURRENT LIABILITIES	1,513,781	1,717,938

LONG TERM LIABILITIES
Notes payable to related parties	3,214,702	3,284,702
Interest payable to related parties	40,331	--
Deferred rent payable	475,419	480,927
Sublease security deposit	48,308	48,308
TOTAL LONG TERM LIABILITIES	3,778,760	3,813,937

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; authorized -
3,000,000 shares; issued and outstanding - none
Common stock, $.01 par value; authorized -
50,000,000 shares; issued and outstanding -
14,599,306 shares	145,994	145,994
Additional paid-in capital	13,279,044	13,279,044
Accumulated deficit	(15,122,299)	(15,439,942)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,697,261)	(2,014,904)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,595,280	$3,516,971

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarter Ended
	December 26, 2004	December 28, 2003
REVENUES
Food and beverage	$1,269,344	$1,110,510
Merchandise sales	134,893	129,871
Membership (humidor rental) fees	647,033	674,382
Club activities	245,240	286,341
TOTAL REVENUES	2,296,510	2,201,104

COSTS AND EXPENSES
Food and beverage	452,212	433,269
Merchandise	72,602	71,631
Operating expenses
Direct Labor	460,050	459,682
Occupancy and other	652,104	624,317
General and administrative	211,055	187,105
Depreciation and amortization	83,051	81,761
TOTAL COSTS AND EXPENSES	1,931,074	1,857,765

INCOME BEFORE OTHER INCOME (EXPENSE)	365,436	343,339

OTHER INCOME (EXPENSE)
Interest income	1,894	784
Interest expense	(49,687)	(52,425)
TOTAL OTHER INCOME (EXPENSE)	(47,793)	(51,641)

NET INCOME	$317,643	$291,698

NET INCOME PER COMMON SHARE
BASIC	$0.02	$0.02
DILUTED	$0.02	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	14,599,306	14,524,306
DILUTED	14,824,306	14,624,306

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the quarter ended
	December 26, 2004	December 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$317,643	$291,698
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	83,051	81,761
Changes in operating assets and liabilities:
Accounts receivable, net	52,567	(26,213)
Inventories, net	(52,403)	(32,028)
Prepaid expenses	21,078	(31,586)
Due from related parties	-	(1,527)
Deposits and other assets	-	(11,371)
Accounts payable and accrued liabilities	(65,197)	(38,300)
Taxes payable	(37,226)	(6,735)
Interest payable to related party	40,331	--
Deferred revenues	(59,164)	(41,246)
Deferred rent payable	(5,508)	(5,508)
NET CASH PROVIDED BY OPERATING ACTIVITIES	295,172	178,946

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,951)	(4,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(42,570)	(232,485)
Notes payable and due to related parties	(70,000)	10,372

NET CASH USED IN FINANCING ACTIVITIES	(112,570)	(222,113)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	176,651	(47,437)

CASH AND CASH EQUIVALENTS, beginning of period	121,338	368,206

CASH AND CASH EQUIVALENTS, end of period	$297,989	$320,769

Supplemental disclosures:
Interest paid	$1,869	$7,662
Income tax paid	$705	$705

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 26, 2004 AND DECEMBER 28, 2003
(Unaudited)

               1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the Company ) without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of statements of (a) the consolidated results of operations for the three months ended December 26, 2004 and December 28, 2003, (b) the consolidated financial position at December 26, 2004 and (c) the consolidated cash flows for the three months ended December 26, 2004 and December 28, 2003. Interim results are not necessarily indicative of the results for a full year. The consolidated balance sheet presented as of September 26, 2004 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company s Annual Report on Form 10-KSB.

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

Fair Value of Financial Instruments. The Company s financial instruments consist of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, deferred liabilities and term loans. The fair value of the Company s financial instruments approximates the carrying value of the instruments.

Recent Accounting Pronouncements. In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, entitled Accounting for Certain Financial Instruments and Characteristics of Both Liabilities and Equity ( SFAS 150 ). SFAS 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS 150 requires that those instruments be classified as liabilities on the balance sheet.

SFAS 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involve instruments that require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or that vary inversely with the value of the issuer's shares. SFAS 150 does not apply to features embedded in a financial instrument that are not derivative in their entirety.

Most of the provisions of SFAS 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, entitled "Elements of Financial Statements". The remaining provisions of SFAS 150 are consistent with FASB's proposal to revise the definition to encompass certain obligations that a reporting entity can settle by issuing its own shares. SFAS 150 is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, where the effective date is the fiscal period beginning after December 15, 2004.

               In December 2004, FASB issued SFAS No. 123 (R), "Share-Based Payment" ("SFAS 123 (R)"). SFAS 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers, and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS 123 (R), and has not yet determined the impact, if any, that SFAS 123 (R) will have on its financial statement presentation or disclosures.

In November 2004, FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance given in ARB No. 43, Chapter 4, "Inventory Pricing" ("ARB 43"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . . ." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe that the adoption of this statement will have any immediate material impact on the Company.

In December 2004, FASB issued SFAS No. 152, "Accounting for Real Estate Time-sharing Transactions,"  which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position SOP 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets." This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

2. SEGMENT INFORMATION

The following segment information for the three months ended December 26, 2004 and December 28, 2003 is broken down into geographic areas as follows:

Revenues	December 26, 2004	December 28, 2003

New York, New York	$1,671,121	$1,518,637
Beverly Hills, California	625,389	682,467
Total	$2,296,510	$2,201,104

Gross Profit

New York, New York	$1,032,745	$919,142
Beverly Hills, California	278,901	317,380
Total	$1,311,646	$1,236,522

Net Income/(Loss)

New York, New York	$494,768	$403,427
Beverly Hills, California	89,551	116,864
Los Angeles, California (corporate)	(266,676)	(228,593)
Total	$317,643	$291,698

Total Assets

New York, New York	$2,317,715	$2,304,817
Beverly Hills, California	1,100,348	1,104,310
Los Angeles, California (corporate)	177,217	255,617
Total	$3,595,280	$3,664,744

3. RELATED PARTY TRANSACTIONS

Notes Payable to Related Parties. Notes payable to related parties at December 26, 2004 and September 26, 2004 consisted of principal amounts due to the following:

	December 26, 2004	September 26, 2004
(A) Promissory notes, former chief executive officer	$2,375,050	$2,435,050
(B) Affiliated company	798,786	798,786
(C) Former landlord	160,866	170,866
	$3,334,702	$3,404,702

(A) At March 1, 2004, the Company was indebted to its former chief executive officer in the total amount of $2,500,901 as a result of monies owed pursuant to notes issued to the former CEO in 1998 and 2001, and as a result of accrued liabilities to advances made by the former CEO. On March 1, 2004, the Company and its former chief executive officer agreed to cancel and terminate the obligations owed by the Company as of such date, and, in lieu thereof, issued a new promissory note to the former CEO in the amount of $2,500,901 (the "March 2004 Note"). On September 26, 2004, the Company canceled the March 2004 Note and issued a new, unsecured promissory note for principle and unpaid interest of $2,435,050 (the "September 2004 Note"). The September 2004 Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 Note in whole or in part at any time. In addition, the Company has agreed to pay its former chief executive officer successive monthly payments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the quarter ended December 26, 2004, the Company paid its former chief executive officer $60,000.

(B) At March 1, 2004, the Company was indebted to an affiliated company in the amount $782,917 as a result of monies due under a promissory note issued in May 1997 (the "1997 Promissory Note"). On March 1, 2004, the Company and the affiliated company agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a promissory note in the amount of $782,917 (the "March 2004 United Film Note"). On September 26, 2004, the Company canceled the March 2004 United Film Note and issued a new, unsecured promissory note for principle and unpaid interest of $798,786 (the "September 2004 United Film Note"). The September 2004 United Film Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 United Film Note in whole or in part at any time. The September 2004 United Film Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

(C) At March 1, 2004, the Company was indebted to its former landlord for its corporate office in the amount of $181,720 for outstanding rent due under its lease agreement. On March 1, 2004, the Company and the Company's former landlord entered into a letter agreement, whereby the Company issued a promissory note to the former landlord in the amount of $181,720 (the "March 2004 Westwood Note"). On September 26, 2004, the Company canceled the March 2004 Westwood Note and issued a new, unsecured promissory note for principle and unpaid interest of $170,886 (the September 2004 Westwood Note ). The September 2004 Westwood Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 Westwood Note in whole or in part at any time. The September 2004 Westwood Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the fiscal quarter ended December 26, 2004, the Company paid the former landlord $10,000.

Interest Payable to related parties. Interest payable to related parties at December 26, 2004 and September 26, 2004 consisted of the following:

	December 26, 2004	September 26, 2004
Interest payable, former chief executive officer	$28,996	$-
Interest payable, affiliated company	9,340	-
Interest payable, former landlord	1,995	-
	$40,331	$-

4. TAXES PAYABLE

In May 2003, the Company began negotiations with the State of New York Department of Taxation with regards to the Company's sales tax in arrears. The Company paid $100,000 as a down payment and entered into a tentative agreement to pay $25,000 a month until the total balance was paid-in-full. In July 2003, the Company began making monthly payments. On January 24, 2004, the State of New York formally approved the $25,000 per month payment agreement, which is scheduled to end in July 2005. As of December 26 2004, the Company owed the New York State Department of Taxation $172,626 in back sales tax, interest and penalties.

5. NOTE PAYABLE

The Company has a $185,000 loan with Bank Leumi. The note is dated March 1, 2004 and matures on February 28, 2005. The interest rate is LIBOR plus 2%. The Company's chief executive officer is a guarantor of the Company's credit line, and has pledged certain personal assets to secure the obligation.

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the ability to obtain adequate working capital on terms favorable to the Company, compliance with regulatory requirements, the Company's ability to sell more memberships, a decline in public consumption of cigars and other tobacco products, significant increases in excise taxes which could substantially increase the price of cigars and general economic factors. All forward-looking statements contained in the Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

The Company is engaged in the business of the ownership and operation of private membership cigar clubs known as "Grand Havana Rooms", and in the ownership and operation of retail cigar stores known as "Grand Havana House of Cigars". Unless the context otherwise indicates, the "Company" means Grand Havana Enterprises, Inc. and its consolidated subsidiaries.

The Company was incorporated under the laws of the State of Delaware on April 13, 1993 under the name "United Restaurants, Inc."  The Company was originally formed in order to acquire all of capital stock of Love's Enterprises, Inc. ("LEI"), which was the franchiser, owner and operator of the Love's restaurant chain. The Company acquired the stock of LEI in May 1993. In December 1996, due to less than anticipated operating results from the Love's restaurant chain, the Company adopted a plan of discontinuance with respect to the chain, which was completed in July 1998.

The Company currently owns and operates two Grand Havana Rooms, one in Beverly Hills, California, which opened in June 1995, and one in New York, New York, which opened in May 1997. In addition, the Company currently owns and operates one Grand Havana House of Cigars location, in Beverly Hills, California, which opened in December 1997. The Company previously operated a Grand Havana House of Cigars in Las Vegas, Nevada, which opened in November 1997. The Company closed the Las Vegas Grand Havana House of Cigars on January 1, 2002. The Company's primary business focus is operating its existing cigar clubs and retail store.

For the quarter ended December 26, 2004, the Company had net income of $317,643, compared to net income of $291,698 for the fiscal quarter ended December 28, 2003. This is primarily due to increased membership and club usage at the Grand Havana Room in New York City.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 26, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 28, 2003.

REVENUES

The Company derives revenues from continuing operations from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) club activities; and (4) food and beverage sales. During the fiscal quarter ended December 26, 2004, the Company had revenues of $2,296,510, compared to revenues of $2,201,104 for fiscal quarter ended December 28, 2003, an increase of $95,406, or approximately 4.3%.

Membership (Humidor Rental) Fees. Revenue from humidor rental fees decreased from $674,382 in the fiscal quarter ended December 28, 2003 to $647,033 in the fiscal quarter ended December 26, 2004, a decrease of $27,349, or approximately 4.1%. This was primarily due to a decrease in new membership at the New York Grand Havana Room. The New York Grand Havana Room is now maintaining a waiting list for membership.

Merchandise Sales. Revenue from merchandise sales increased from $129,871 in the fiscal quarter ended December 28, 2003 to $134,893 in the fiscal quarter ended December 26, 2004, an increase of $5,022, or approximately 3.9%. This increase is principally due to an increase in membership in the New York Grand Havana Room.

Club Activities. Revenue from club activities or private events decreased from $286,341 in the fiscal quarter ended December 28, 2003 to $245,240 in the fiscal quarter ended December 26, 2004, a decrease of $41,101, or approximately 14.4%.

Food and Beverage. Revenue from food and beverage increased from $1,110,510 in the fiscal quarter ended December 28, 2003 to $1,269,344 in the fiscal quarter ended December 26, 2004, an increase of $158,834, or approximately 14.3%. This increase is primarily due to a greater number of members associated with the New York Grand Havana Room.

COSTS AND EXPENSES

During the fiscal quarter ended December 26, 2004, the Company incurred total costs and expenses of $1,931,074, compared to $1,857,765 for the fiscal quarter ended December 28, 2003, an increase of $73,309, or approximately 3.9%.

Food and Beverage. During the quarter ended December 26, 2004, food and beverage expenses were $452,212, an increase of $18,943, or 4.4%, over food and beverage expenses for the quarter ended December 28, 2003. This increase was attributable to a 14% increase in food and beverage income. The Company also closed its kitchen in Beverly Hills at the end of January 2001, and entered into a contract with Mistral's Brasserie L.L.C. ("Mistral's") to provide food for the club. In June 2002, Mistral's was replaced by 301 N. Canon Dr. L.L.C. ("301 Canon"). In August 2003, 301 Canon was replaced by Luce of Beverly Hills ("Luce"). The Company's contract with Luce calls for food costs to be 78% of Luce's sales.

         Merchandise. During the quarter ended December 26, 2004, merchandise expenses were $72,602, an increase of $971, or 1.4%, over merchandise expenses for the quarter ended December 28, 2003. This increase was due to a 3.9% increase in merchandise sales.

Operating Expenses. During the quarter ended December 26, 2004, operating expenses were $1,112,154, an increase of $28,155, or 2.6%, from operating expenses for the quarter ended December 28, 2003. This was attributable to increased activity at the New York Grand Havana Room.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately 1.6%, from $81,761 in the fiscal quarter ended December 28, 2003, to $83,051 in the fiscal quarter ended December 26, 2004.

General and Administrative. General and administrative expenses increased by approximately 12.8%, from $187,105 in the fiscal quarter ended December 28, 2003, to $211,055 in the fiscal quarter ended December 26, 2004.

NET INCOME

The Company experienced net income of $317,643, or $0.02 per share, for the fiscal quarter ended December 26, 2004, compared to a net income of $291,698, or $0.02 per share, for fiscal quarter ended December 28, 2003, an increase in net income of $25,945, or approximately 8.9%.

LIQUIDITY AND CAPITAL RESOURCES

               At December 26, 2004, the Company had cash or cash equivalents of $297,989.

At March 1, 2004, the Company was indebted to Harry Shuster, the former chief executive officer, in the total amount of $2,500,901 as a result of monies owed pursuant to notes issued to the former CEO in 1998 and 2001, and as a result of accrued liabilities to advances made by the former CEO. On March 1, 2004, the Company and Mr. Shuster agreed to cancel and terminate the obligations owed by the Company as of such date, and, in lieu thereof, the Company issued a new promissory note to the former CEO in the amount of $2,500,901. The March 2004 Note provided for interest at the rate of 5% per annum.

On September 26, 2004, the Company cancelled the March 2004 Note. In consideration for cancellation and termination of the note, the Company issued its former chief executive officer a new, unsecured promissory note in the amount of $2,435,050. The September 2004 Note bears interest at a rate of 5% per annum. The Company has the right to prepay the September 2004 Note in whole or in part at any time. In addition, the Company has agreed to pay its former CEO successive monthly installments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

As of December 28, 2003, an aggregate of $801,495 remained outstanding under a note issued to United Film Distributors, Inc. ("United Films"), an affiliate of the Company, in May 1997. The president of United Films is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current chief executive officer and principal stockholder of the Company. On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a new promissory note to United Films in the amount of $782,917. The March 2004 United Films Note provided for interest at the rate of 5% per annum.

On September 26, 2004, the Company cancelled the March 2004 United Films Note. In consideration for cancellation and termination of the note, the Company issued United Films a new, unsecured promissory note in the amount of $798,786 for principle and unpaid interest owed as of September 26, 2004. The September 2004 United Films Note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The September 2004 United Films Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

As of December 28, 2003, the Company was indebted to its former landlord, 1990 Westwood Boulevard, Inc. ("1990 Westwood"), in the amount of $181,720 for outstanding rent due under its lease for its corporate headquarters. On March 1, 2004, the Company and 1990 Westwood entered into a letter agreement, whereby the Company issued a promissory note to 1990 Westwood in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum.

On September 26, 2004, the Company canceled the note issued to 1990 Westwood on March 1, 2004. In consideration for cancellation and termination of the note, the Company issued 1990 Westwood, a new, unsecured promissory note in the amount of $170,866 for principle and unpaid interest owed as of September 26, 2004. The new note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The promissory note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

The Company believes that it will meet its working capital needs in the current fiscal year from the operations of its Grand Havana Rooms and Grand Havana House of Cigars locations. Due to the fact that the trading price of the Company's common stock has remained low in the last twelve months and because it currently is not trading on a nationally recognized exchange, the Company does not anticipate that it will be able to sell its securities in private placements on terms that are acceptable to the Company for the foreseeable future. If the Company is unable to raise additional funds through private placement of its securities, it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if available,  it will be on terms acceptable to the Company. If the Company is unable to obtain financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such options as selling or pledging portions of its assets in order to meet such obligations.

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

SFAS 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or that vary inversely with the value of the issuer's shares. SFAS 150 does not apply to features embedded in a financial instrument that are not derivative in their entirety.

Most of the provisions of SFAS 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, entitled "Elements of Financial Statements." The remaining provisions of SFAS 150 are consistent with FASB's proposal to revise the definition to encompass certain obligations that a reporting entity can settle by issuing its own shares. SFAS 150 is effective for the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, where the effective date is the fiscal period beginning after December 15, 2004.

               In December 2004, FASB issued SFAS 123 (R). SFAS 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers, and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS 123 (R), and has not yet determined the impact, if any, that SFAS 123 (R) will have on its financial statement presentation or disclosures.

In November 2004, FASB issued SFAS 151. SFAS 151 amends the guidance given in ARB 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . . ." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe that the adoption of this statement will have any immediate material impact on the Company.

In December 2004, FASB issued SFAS No. 152, "Accounting for Real Estate Time-sharing Transactions," which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position SOP 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets." This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

TRENDS AND UNCERTAINTIES

              The Department of Health and Mental Hygiene ("DOHMH") of the City of New York passed the Smoke-Free Act ("SFA"), which prohibited smoking in restaurants and bars after September 26, 2003. Local Law 47 of 2002 amended the SFA, providing that an establishment considered a "Tobacco Bar" could allow smoking indoors past the September 26, 2003 deadline. On March 26, 2003, DOHMH passed an amendment to Local Law 47 of 2002, which stated that "Tobacco Bars" must prohibit smoking indoors as of July 25, 2003, unless they register with DOHMH. DOHMH defines a "Tobacco Bar" as an entity that generates less than 40% of total revenue from food, and more than 10% of revenue from the sale of tobacco products and accessories, including humidor rentals. The entity must also not have expanded or changed its size or location as of December 31, 2001. The Company feels that it conforms to all aspects of this exemption. On June 25, 2003, the Company submitted its application to DOHMH. On July 22, 2003, DOHMH approved the Company's application. The exemption is valid until July 25, 2005. There can be no assurances that the Company will be able to maintain its Tobacco Bar status. Failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Stanley Shuster, the Company's chief executive officer and chief financial officer, after evaluating the Company's disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB), concluded that as of such date, the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls.

During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

GRAND HAVANA ENTERPRISES, INC.
Dated: February 14, 2005
/s/ Stanley Shuster
Chief Executive Officer and Chief Financial Officer