Form 10QSB
period 2005-03-27
GRAND HAVANA ENTERPRISES INC
filed 2005-05-11
CIK 909483

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

x	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2005

or

Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to  __________

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

Yes ☐ No ☒

As of April 25, 2005, there were 14,764,306 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements: (unaudited)

		Condensed Consolidated Balance Sheets as of March 27, 2005 (unaudited) and September 26, 2004	1

		Condensed Consolidated Statements of Operations for the three months and six months ended March 27, 2005 and March 28, 2004 (unaudited)	2

		Consolidated Statement of Stockholders’ Deficiency as of March 27, 2005 (unaudited)	3

		Condensed Consolidated Statements of Cash Flows for the six months ended March 27, 2005 and March 28, 2004 (unaudited)	4

		Notes to the Condensed Consolidated Financial Statements (unaudited)	5

	Item 2.	Management's Discussion and Analysis or Plan of Operations	10

	Item 3.	Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES			17_

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 27,	September 26,
	2005	2004
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$100,133	$121,338
Accounts receivable, net	72,661	195,343
Inventories, net	327,365	257,872
Prepaid expenses	141,581	96,231
TOTAL CURRENT ASSETS	641,740	670,784

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,917,082	2,009,099

OTHER ASSETS
Restricted cash	760,000	760,000
Deposits and other assets	45,088	77,088
TOTAL OTHER ASSETS	805,088	837,088
TOTAL ASSETS	$3,363,910	$3,516,971
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Cash overdraft	$55,156	$140,132
Accounts payable and accrued liabilities	434,213	531,155
Taxes payable	103,690	250,397
Notes payable	185,000	185,000
Deferred revenues	387,004	491,254
Current portion of notes payable to related parties	120,000	120,000
TOTAL CURRENT LIABILITIES	1,285,063	1,717,938

LONG TERM LIABILITIES
Notes payable to related parties, net of current portion	3,135,702	3,284,702
Interest payable to related parties	75,930	--
Deferred rent payable	490,404	480,927
Sublease security deposit	48,308	48,308
TOTAL LONG TERM LIABILITIES	3,750,344	3,813,937

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; authorized -
3,000,000 shares; issued and outstanding - none
Common stock, $.01 par value; authorized -
50,000,000 shares; issued and outstanding -
14,764,306 shares at March 27, 2005 and
14,599,306 shares at September 26, 2004	147,644	145,944
Additional paid-in capital	13,280,044	13,279,044
Accumulated deficit	(15,099,185)	(15,439,942)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,671,497)	(2,014,904)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,363,910	$3,516,971

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004

REVENUES
Food and beverage	$1,013,245	$979,960	$2,282,589	$2,090,470
Humidor rental fee	752,548	699,208	1,399,581	1,373,590
Merchandise sales	106,958	99,554	241,851	229,425
Other revenue	132,114	144,385	377,354	430,726
TOTAL REVENUES	2,004,865	1,923,107	4,301,375	4,124,211

COSTS AND EXPENSES
Food and beverage	417,783	404,767	869,995	838,036
Merchandise	54,725	48,467	127,327	120,098
Operating expenses
Direct Labor	445,012	468,842	905,062	928,524
Occupancy and other	626,628	582,559	1,278,732	1,206,876
General and administrative	305,637	174,453	516,692	361,558
Depreciation and amortization	84,982	83,310	168,033	165,071
TOTAL COSTS AND EXPENSES	1,934,767	1,762,398	3,865,841	3,620,163

INCOME BEFORE OTHER INCOME (EXPENSE)	70,098	160,709	435,534	504,048

OTHER INCOME (EXPENSE)
Interest income	2,420	59	4,314	843
Interest expense	(49,404)	(52,372)	(99,091)	(104,797)
Loss on disposal of asset	-	(791)	-	(791)
TOTAL OTHER INCOME (EXPENSE)	(46,984)	(53,104)	(94,777)	(104,745)

NET INCOME	$23,114	$107,605	$340,757	$399,303

NET INCOME PER COMMON SHARE
BASIC	$0.00	$0.01	$0.02	$0.03
DILUTED	$0.00	$0.01	$0.02	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	14,675,973	14,524,306	14,637,639	14,524,306
DILUTED	14,924,306	14,620,973	14,874,306	14,624,306

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, September 27, 2004	14,599,306	145,994	13,279,044	(15,439,942)	(2,014,904)

Issuance of stock at $0.01 on February 8, 2005	65,000	650	-	-	650

Issuance of stock at $0.02 on March 8, 2005	100,000	1,000	1,000	-	2,000

Net income for six months ended March 27, 2005	-	-	-	340,757	340,757
Balance, March 27, 2005	14,764,306	147,644	13,280,044	(15,099,185)	(1,671,497)

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	March 27, 2005	March 28, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$340,757	$399,303
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	168,033	165,071
Changes in operating assets and liabilities:
Accounts receivable, net	122,682	(3,053)
Inventories, net	(69,493)	(43,238)
Prepaid expenses	(45,350)	(44,440)
Due from related parties	-	19,879)
Deposits and other assets	- -	(10,870)
Accounts payable and accrued liabilities	(96,942)	(119,899)
Taxes payable	(146,707)	(157,207)
Interest payable to related party	75,930	--
Deferred revenues	(104,250)	(45,160)
Deferred rent payable	9,477	(11,016)
NET CASH PROVIDED BY OPERATING ACTIVITIES	254,137	149,370

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(44,015)	(52,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(84,977	(230,075)
Notes payable and due to related parties	(149,000)	(61,864)
Proceeds from the issuance of common stock	2,650	-

NET CASH USED IN FINANCING ACTIVITIES	(231,327)	(291,939))

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,205)	(195,192)

CASH AND CASH EQUIVALENTS, beginning of period	121,338	368,206

CASH AND CASH EQUIVALENTS, end of period	$100,133	$173,014

Supplemental disclosures:
Interest paid	$64,387	$12,719
Income tax paid	$4,705	$4,705

 See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 27, 2005 AND MARCH 28, 2004
(Unaudited)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The interim condensed consolidated financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the “Company”) without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of statements of (a) the consolidated results of operations for the three months and six months ended March 27, 2005 and March 28, 2004, (b) the consolidated financial position at March 27, 2005 and (c) the consolidated cash flows for the six months ended March 27, 2005 and March 28, 2004. Interim results are not necessarily indicative of the results for a full year. The consolidated balance sheet presented as of September 26, 2004 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-KSB.

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

Revenue Recognition and Measurement. The Company derives revenues from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. Revenue from sales of cigars and related merchandise, private events and club activities, and food and beverage sales are recognized at the time of the sale. The Company recognizes two types of membership (humidor rental) fees, an initial fee, or set up fee, and a monthly rental fee. The initial fee is recognized at the time the member joins. The monthly rental fee is charged in advance for a three month period, and recognized equally over the three month period. Deferred revenue represents those humidor fees charged in advance and recognized equally over the three month period.

Income (Loss) Per Share. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, cash overdraft, trade accounts payable, accrued expenses, deferred liabilities and term loans. The fair value of the Company’s financial instruments approximates the carrying value of the instruments.

Recent Accounting Pronouncements. In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Acounting Standards (“SFAS’) No. 123(R), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers, and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123 (R) in its quarter ending March 26, 2006. The Company is currently evaluating the provisions of SFAS 123 (R), and has not yet determined the impact, if any, that SFAS 123 (R) will have on its financial statement presentation or disclosures.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance given in ARB No. 43, Chapter 4, “Inventory Pricing” (“ARB 43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling cost may be so abnormal as to require treatment as current period charges.” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe that the adoption of this statement will have any immediate impact on the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

2. SEGMENT INFORMATION

The Company maintains two locations, New York, New York and Beverly Hills, California. Information concerning principal geographic areas is set forth below:

Revenues	Three months ended March 27, 2005	Three months Ended March 28, 2004

New York, New York	$1,355,636	$1,234,185
Beverly Hills, California	649,229	688,922
Total	$2,004,865	$1,923,107

Gross Profit	Three months ended March 27, 2005	Three months ended March 28, 2004

New York, New York	$794,319	$700,041
Beverly Hills, California	293,026	300,990
Total	$1,087,345	$1,001,031
Net Income/(Loss)

New York, New York	$281,623	$221,404
Beverly Hills, California	100,667	99,986
Los Angeles, California (corporate)	(359,176)	(213,785)
Total	$23,114	$107,605

Revenues	Six months ended March 27, 2005	Six months ended March 28, 2004

New York, New York	$3,026,757	$2,752,822
Beverly Hills, California	1,274,618	1,371,389
Total	$4,301,375	$4,124,211

Gross Profit

New York, New York	$1,827,065	$1,619,183
Beverly Hills, California	571,926	618,370
Total	$2,398,991	$2,237,553

Net Income (Loss)

New York, New York	$776,391	$624,831
Beverly Hills, California	190,218	216,850
Los Angeles, California (corporate)	(625,852)	(442,378)
Total	$340,757	$399,303

	March 27,	March 28,
Total Assets	2005	2004

New York, New York	$2 ,282,415	$2,248,530
Beverly Hills, California	1,037,545	1,071,974
Los Angeles, California (corporate)	43,950	140,526
Total	$3,363,910	$3,461,030

3. RELATED PARTY TRANSACTIONS

Notes Payable to Related Parties. Notes payable to related parties at March 27, 2005 and September 26, 2004 consisted of principal amounts due to the following:

	March 27, 2005	September 26, 2004
(A) Promissory notes, former chief executive officer	$2,345,050	$2,435,050
(B) Affiliated company	798,786	798,786
(C) Former landlord	111,866	170,866
	3,255,702	3,404,702
Less current portion	(120,000)	(120,000)
	$3,135,702	$3,284,702

(A) At March 1, 2004, the Company was indebted to its former chief executive officer in the total amount of $2,500,901 as a result of monies owed pursuant to notes issued to the former CEO in 1998 and 2001, and as a result of accrued liabilities to advances made by the former CEO. On March 1, 2004, the Company and its former chief executive agreed to cancel and terminate the obligations owed by the Company as of such date, and, in lieu thereof, issued a new promissory note to the former CEO in the amount of $2,500,901 (the “March 2004 Note”). On September 26, 2004, the Company canceled the March 2004 Note and issued a new, unsecured promissory note for principle and unpaid interest of $2,435,050 (the “September 2004 Note”). The September 2004 Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 Note in whole or in part at any time. In addition, the Company has agreed to pay its former chief executive officer successive monthly payments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the six months ended March 27, 2005, the Company paid its former chief executive officer $90,000.

(B) At March 1, 2004, the Company was indebted to an affiliated company in the amount $782,917 as a result of monies due under a promissory note issued in May 1997 (the “1997 Promissory Note”). On March 1, 2004, the Company and the affiliated company agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, issued a promissory note in the amount of $782,917 (the “March 2004 United Film Note”). On September 26, 2004, the Company canceled the March 2004 United Film Note and issued a new, unsecured promissory note for principle and unpaid interest of $798,786 (the “September 2004 United Film Note”). The September 2004 United Film Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 United Film Note in whole or in part at any time. The September 2004 United Film Note is due on and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

(C) At March 1, 2004, the Company was indebted to its former landlord, a related party, for its corporate office in the amount of $181,720 for outstanding rent due under its lease agreement. On March 1, 2004, the Company and the Company’s former landlord entered into a letter agreement, whereby the Company issued a promissory note to its former landlord in the amount of $181,720 (the “March 2004 Westwood Note”). On September 26, 2004, the Company canceled the March 2004 Westwood Note and issued a new, unsecured promissory for principal and unpaid interest of $170,886 (the “September 2004 Westwood Note’). The September 2004 Westwood Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 Westwood Note in whole or in part at any time. The September 2004 Westwood Note is due on and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the six months ended March 27, 2005, the Company paid its former landlord $59,000.

Interest Payable to related parties. Interest payable to related parties at March 27, 2005 and September 26, 2004 consisted of the following:

	March 27 2005	September 26, 2004
Interest payable, former chief executive officer	$57,440	$-
Interest payable, affiliated company	14,802	-
Interest payable, former landlord	3,688	-
	$75,930	$-

4. TAXES PAYABLE

In May 2003, the Company began negotiations with the State of New York Department of Taxation with regards to the Company’s sales tax in arrears. The Company paid $100,000 as a down payment and entered into a tentative agreement to pay $25,000 a month until the total balance was paid-in-full. In July 2003, the Company began making monthly payments. On January 24, 2004, the State of New York formally approved the $25,000 per month payment agreement, which is scheduled to end in July 2005. As of March 27, 2005, the Company owed the New York State Department of Taxation $79,015 in back sales tax, interest and penalties, and $24,675 in current sales tax.

5. NOTE PAYABLE

The Company has an $185,000 loan with Bank Leumi. The note is dated February 28, 2005 and matures on September 12, 2006. The interest rate is LIBOR plus 2%. The Company's Chief Executive Officer is a guarantor of the Company's credit line, and has pledged certain personal assets to secure the obligation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Acts (the “Exchange Act”), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the ability to obtain adequate working capital on terms favorable to the Company, compliance with regulatory requirements, the Company’s ability to sell more memberships, a decline in public consumption of cigars and other tobacco products, significant increases in excise taxes which could substantially increase the price of cigars and general economic factors. All forward-looking statements contained in the Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

OVERVIEW

The Company is engaged in the business of the ownership and operation of private membership cigar clubs known as “Grand Havana Rooms,” and in the ownership and operation of retail cigar stores known as “Grand Havana House of Cigars.” Unless the context otherwise indicates, the Company means Grand Havana Enterprises, Inc. and its consolidated subsidiaries.

The Company was incorporated under the laws of the State of Delaware on April 13, 1993 under the name United Restaurants, Inc. The Company was originally formed in order to acquire all of capital stock of Love’s Enterprises, Inc. (“LEI”), which was the franchiser, owner and operator of the Love’s restaurant chain. The Company acquired LEI in May 1993. In December 1996, due to less than anticipated operating results , the Company adopted a plan of discontinuance with respect to the Love’s restaurant chain, which was completed in July 1998.

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

For the six months ended March 27, 2005, the Company had net income of $340,757, compared to net income of $399,303 for the six months ended March 28, 2004. This is primarily due to the increase in general and administrative expense pertaining to the filing of quarterly and annual reports to bring the Company current.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 27, 2005 COMPARED TO THREE MONTHS ENDED MARCH 28, 2004.

REVENUES

The Company derives revenues from continuing operations from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) club activities; and (4) food and beverage sales. During the fiscal quarter ended March 27, 2005, the Company had revenues of $2,004,865, compared to revenues of $1,923,107 for fiscal quarter ended March 28, 2004, an increase of $81,758, or approximately 4.3%.

Membership (Humidor Rental) Fees. Revenue from humidor rental fees increased from $699,208 in the fiscal quarter ended March 28, 2004 to $752,548 in the fiscal quarter ended March 27, 2005, an increase of $53,340, or approximately 7.6%. This was primarily due to a rental increase of $25 per month per member at the New York Grand Havana Room which took effect on January 1, 2005. The New York Grand Havana Room is now maintaining a waiting list for membership.

Merchandise Sales. Revenue from merchandise sales increased from $99,554 in the fiscal quarter ended March 28, 2004 to $106,958 in the fiscal quarter ended March 27, 2005, an increase of $7,404, or approximately 7.4%. This increase is principally due to an increase in membership in the New York Grand Havana Room.

Club Activities. Revenue from club activities or private events decreased from $144,385 in the fiscal quarter ended March 28, 2004 to $132,114 in the fiscal quarter ended March 27, 2005, a decrease of $12,271, or approximately 8.5%, due to a decrease in private events.

Food and Beverage. Revenue from food and beverage increased from $979,960 in the fiscal quarter ended March 28, 2004 to $1,013,245 in the fiscal quarter ended March 27, 2005, an increase of $33,285, or approximately 3.4%. This increase is primarily due to a greater number of members associated with the New York Grand Havana Room.

COSTS AND EXPENSES

During the fiscal quarter ended March 27, 2005, the Company incurred total costs and expenses of $1,934,767, compared to $1,762,398 for the fiscal quarter ended March 28, 2004, an increase of $172,369, or approximately 9.8%.

Food and Beverage. During the quarter ended March 27, 2005, food and beverage expenses were $417,783, an increase of $13,016, or 3.2%, over food and beverage expenses for the quarter ended March 28, 2004. This increase was attributable to a 3.4% increase in food and beverage income.

Merchandise. During the quarter ended March 27, 2005, merchandise expenses were $54,725, an increase of $6,258, or 12.9%, over merchandise expenses for the quarter ended March 28, 2004. This increase was due to a 7.4% increase in merchandise sales.

Direct Labor and Occupancy and other Expenses. During the quarter ended March 27, 2005, direct labor and occupancy and other expenses were $1,071,640, an increase of $20,239, or 1.9%, from direct labor and occupancy and other expenses for the quarter ended March 28, 2004. This was attributable to increased activity at the New York Grand Havana Room.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately 2.0%, from $83,310 in the fiscal quarter ended March 28, 2004, to $84,982 in the fiscal quarter ended March 27, 2005. This was primarily due to additional depreciation related to the acquisition of $64,000 in operating equipment.

General and Administrative. General and administrative expenses increased by approximately 75.2%, from $174,453 in the fiscal quarter ended March 28, 2004, to $305,637 in the fiscal quarter ended March 27, 2005. This was due to an increase in legal and auditing fees due to the Company’s resumption of filing quarterly and annual reports.

NET INCOME

The Company had net income of $23,114, or $0.00 per share, for the fiscal quarter ended March 27, 2005, compared to a net income of $107,605, or $0.01 per share, for fiscal quarter ended March 28, 2004, a decrease in net income of $84,491, or approximately 78.5%.

SIX MONTHS ENDED MARCH 27, 2005 COMPARED TO SIX MONTHS ENDED MARCH 28, 2004.

REVENUES

During the six months ended March 27, 2005, the Company had revenues of $4,301,375, compared to revenues of $4,124,211 for the six months ended March 28, 2004, an increase of $177,164, or approximately 4.3%. This increase in revenues is primarily due to an increase in humidor rental fees and food and beverage revenue from the New York Grand Havana Room.

Humidor Rental Fees. Revenue from humidor rental fees increased from $1,373,590 in the sixth months ended March 28, 2004 to $1,399,581 in the six months ended March 27, 2005, an increase of $25,991, or approximately 1.9%. This was due to a $25 per month per member increase in rental fees at the Grand Havana Room in New York.

Merchandise Sales. Revenue from merchandise sales increased from $229,425 in the six months March 28, 2004 to $241,851 in the six months ended March 27, 2005, an increase of $12,426, or approximately 5.4%. This was due to increased traffic in the Grand Havana Room in New York.

Club Activities. Revenue from club events decreased from $430,726 in the six months ended March 28, 2004 to $377,354 in the six months ended March 27, 2005, a decrease of $53,372, or approximately 12.4%. This was due to a decrease in private events held at the Grand Havana Room in New York.

Food and Beverage. Revenue from food and beverage increased from $2,090,470 in the six months ended March 28, 2004 to $2,282,589 in the six months ended March 27, 2005, an increase of $192,119, or approximately 9.2%. This is primarily due to an increase in members utilizing the New York Grand Havana Room.

COST AND EXPENSES

During the six months ended March 27, 2005 the Company incurred total costs and expenses of $3,865,841, compared to $3,620,163 for the six months ended March 28, 2004, an increase of $245,678, or approximately 6.8%. This was primarily due to an increase in general and administrative expenses.

Food and Beverage. During the six months ended March 27, 2005, food and beverage expenses were $869,995, an increase of $31,959, or 3.8%, over food and beverage expenses for six months ended March 28, 2004. This is primarily due to the increase in food and beverage revenue.

Merchandise. During the six months ended March 27, 2005, merchandise expenses were $127,327, an increase of $7,229, or 6.0% over merchandise expenses for the six months ended March 28, 2004. This was primarily due to the purchases of higher end tobacco and other merchandise.

Direct Labor and Occupancy and other Expenses. During the six months ended March 27, 2005, direct labor and occupancy and other expenses were $2,183,794, an increase of $48,394, or 2.3% over direct labor and occupancy and other expenses for the six months ended March 28, 2004.  This was due to slight decrease in direct labor, with an offsetting increase in occupancy and other.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately 1.8%, from $165,071 in the six months ended March 28, 2004, to $168,033 in the six months ended March 27, 2005. This is due to the additional depreciation related to the purchase of new operating equipment.

General and Administrative. General and administrative expenses increased by approximately 42.9%, from $361,558 in the six months ended March 28, 2004, to $516,692 in the six months ended March 27, 2005. This is due to the increased legal and professional expenses associated with the filings of quarterly and annual reports.

NET INCOME

The Company had a net income of $340,757, or $.02 per share, for the six months ended March 27, 2005, compared to a net income of $399,303, or $.03 per share, for the six months ended March 28, 2004, a decrease in net income of $58,546, or 14.7%.

LIQUIDITY AND CAPITAL RESOURCES

At March 27, 2005, the Company had cash or cash equivalents of $100,133. Operating activities for the six months ended March 27, 2005 provided $254,137 compared to $149,370 for the six months ended March 28, 2004. Investing activities used $44,015 for purchasing operating equipment. Financing activities used $231,327, mainly by reducing the Company’s cash overdraft, and payments for notes payable to related parties. Also included in this balance was $2,650 which the Company received from three employees exercising their stock options. Two employees exercised their options for 65,000 shares of common stock at a price of $.01 per share. One employee exercised his options for 100,000 shares of common stock at $.02 per share.

At March 1, 2004, the Company was indebted to Harry Shuster, the former chief executive officer, in the total amount of $2,500,901, as a result of monies owed pursuant to notes issued to the former CEO in 1998 and 2001, and as a result of accrued liabilities and advances made by the former CEO. On March 1, 2004, the Company and Mr. Shuster agreed to cancel and terminate the obligations owed by the Company as of such date, and, in lieu thereof, issued a new promissory note to the former CEO in the amount of $2,500,901. The March 2004 Note provided for interest at the rate of 5% per annum.

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

As of December 28, 2003, an aggregate of $801,495 remained outstanding under a note issued to United Film Distributors, Inc. (“United Films”), an affiliate of the Company. The president of United Films is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current chief executive officer and principal stockholder of the Company. On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a new promissory note to United Films in the amount of $782,917. The March 2004 United Films Note provided for interest at the rate of 5% per annum.

On September 26, 2004, the Company cancelled the March 2004 United Films Note. In consideration for cancellation and termination of the note, the Company issued United Films a new, unsecured promissory note in the amount of $798,786 for principal and unpaid interest owed as of September 26, 2004. The September 2004 United Films Note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The September 2004 United Films Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

As of December 28, 2003, the Company was indebted to its former landlord, 1990 Westwood Boulevard, Inc. (“1990 Westwood”), in the amount of $181,720 for outstanding rent due under its lease for its corporate headquarters. On March 1, 2004, the Company and 1990 Westwood entered into a letter agreement, whereby the Company issued a promissory note to 1990 Westwood in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition and Measurement. The Company derives revenues from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. Revenue from sales of cigars and related merchandise, private events and club activities, and food and beverage sales are recognized at the time of the sale. The Company recognizes two types of membership (humidor rental) fees, an initial fee, or set up fee, and a monthly rental fee. The initial fee is recognized at the time the member joins. The monthly rental fee is charged in advance for a three month period, and recognized equally over the three month period. Deferred revenue represents those humidor fees charged in advance and recognized equally over the three month period.

Recent Accounting Pronouncements In December 2004, FASB issued SFAS 123 (R). SFAS 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers, and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS 123 (R), and has not yet determined the impact, if any, that SFAS 123 (R) will have on its financial statement presentation or disclosures.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Stanley Shuster, the Company’s chief executive and financial officer, after evaluating the Company’s disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB), concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls.

During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

	31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND HAVANA ENTERPRISES, INC.
Dated: May 11, 2005
/s/ Stanley Shuster
Chief Executive and Financial Officer