Form 10QSB
period 2005-06-26
GRAND HAVANA ENTERPRISES INC
filed 2005-08-10
CIK 909483

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2005

or
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

Yes ☐ No ☒

As of July 15, 2005, there were 14,764,306 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26,	September 26,
	2005	2004
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$172,329	$121,338
Accounts receivable, net	96,783	195,343
Inventories, net	357,210	257,872
Prepaid expenses	101,679	96,231
TOTAL CURRENT ASSETS	728,001	670,784

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,843,047	2,009,099

OTHER ASSETS
Restricted cash	760,000	760,000
Deposits and other assets	45,088	77,088
TOTAL OTHER ASSETS	805,088	837,088
TOTAL ASSETS	$3,376,136	$3,516,971
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Cash overdraft	$81,577	$140,132
Accounts payable and accrued liabilities	397,633	531,155
Income taxes payable	76,000	-
Sales taxes payable	25,732	250,397
Notes payable	185,000	185,000
Deferred revenues	428,286	491,254
Current portion of notes payable to related parties	120,000	120,000
TOTAL CURRENT LIABILITIES	1,314,228	1,717,938

LONG TERM LIABILITIES
Notes payable to related parties, net of current portion	3,075,702	3,284,702
Interest payable to related parties	110,164	--
Deferred rent payable	506,634	480,927
Sublease security deposit	48,308	48,308
TOTAL LONG TERM LIABILITIES	3,740,808	3,813,937

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; authorized -
3,000,000 shares; issued and outstanding - none
Common stock, $.01 par value; authorized -
50,000,000 shares; issued and outstanding -
14,764,306 shares at June 26, 2005 and
14,599,306 shares at September 26, 2004	147,644	145,994
Additional paid-in capital	13,280,044	13,279,044
Accumulated deficit	(15,106,588)	(15,439,942)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,678,900)	(2,014,904)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,376,136	$3,516,971

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

REVENUES
Food and beverage	$1,076,689	$978,584	$3,359,278	$3,069,054
Humidor rental fee	746,157	681,403	2,145,737	2,054,993
Merchandise sales	133,472	113,040	375,323	342,465
Other revenue	112,993	170,791	490,347	601,517
TOTAL REVENUES	2,069,311	1,943,818	6,370,685	6,068,029

COSTS AND EXPENSES
Food and beverage	435,118	415,370	1,305,111	1,253,406
Merchandise	66,395	61,333	193,722	181,431
Operating expenses
Direct labor	467,527	461,449	1,372,589	1,389,973
Occupancy and other	646,209	591,594	1,924,943	1,798,470
General and administrative	258,356	176,612	775,047	538,170
Depreciation and amortization	86,566	80,326	254,599	244,870
TOTAL COSTS AND EXPENSES	1,960,171	1,786,684	5,826,011	5,406,320

INCOME BEFORE OTHER INCOME (EXPENSE)	109,140	157,134	544,674	661,709

OTHER INCOME (EXPENSE)
Interest income	2,218	51	6,532	894
Interest expense	(42,761)	(54,024)	(141,852)	(158,821)
Loss on disposal of asset	-	-	-	(791)
TOTAL OTHER INCOME (EXPENSE)	(40,543)	(53,973)	(135,320)	(158,718)

INCOME BEFORE INCOME TAXES	68,597	103,161	409,354	502,991

INCOME TAXES	(76,000)	-	(76,000)	-

NET (LOSS) INCOME	$(7,403)	$103,161	$333,354	$502,991

NET INCOME PER COMMON SHARE
BASIC	$0.00	$0.01	$0.02	$0.03
DILUTED	$0.00	$0.01	$0.02	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	14,764,306	14,524,306	14,637,639	14,524,306
DILUTED	14,924,306	14,824,306	14,874,306	14,689,874

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
			Paid in	Accumulated
	Common Stock		Capital	Deficiency	Total
	Shares	Amount

Balance, September 27, 2004	14,599,306	$145,994	$13,279,044	$(15,439,942)	$(2,014,904)

Issuance of stock at $0.01 on February 8, 2005 (unaudited)	65,000	650	-	-	650

Issuance of stock at $0.02 on March 8, 2005 (unaudited)	100,000	1,000	1,000	-	2,000

Net income for nine months ended June 26, 2005 (unaudited)	-	-	-	333,354	333,354

Balance, June 26, 2005 (unaudited)	14,764,306	$147,644	$13,280,044	$(15,106,588)	$(1,678,900)

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	June 26, 2005	June 27, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$333,354	$502,991
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	254,599	244,870
Changes in operating assets and liabilities:
Accounts receivable, net	98,560	(38,943)
Inventories, net	(99,338)	(42,806)
Prepaid expenses	(5,448)	(2,235)
Due from related parties	-	17,406
Deposits and other assets	-	(24,105)
Accounts payable and accrued liabilities	(133,522)	(170,276)
Income taxes payable	76,000	-
Taxes payable	(224,665)	(226,207)
Interest payable to related party	110,164	-
Deferred revenues	(62,968)	14,499
Deferred rent payable	25,707	(16,524)
NET CASH PROVIDED BY OPERATING ACTIVITIES	372,443	258,670

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(56,547)	(93,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(58,555)	(212,697)
Notes payable and due to related parties	(209,000)	(101,238)
Proceeds from the issuance of common stock	2,650	-

NET CASH USED IN FINANCING ACTIVITIES	(264,905)	(313,935)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,991	(148,495)

CASH AND CASH EQUIVALENTS, beginning of period	121,338	368,206

CASH AND CASH EQUIVALENTS, end of period	$172,329	$219,711

Supplemental disclosures:
Interest paid	$71,405	$35,999
Income tax paid	$31,362	$4,705

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 26, 2005 AND JUNE 27, 2004
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The interim condensed consolidated financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the “Company”) without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of statements of (a) the condensed consolidated results of operations for the three months and nine months ended June 26, 2005 and June 27, 2004, (b) the condensed consolidated financial position at June 26, 2005 and (c) the condensed consolidated cash flows for the nine months ended June 26, 2005 and June 27, 2004. Interim results are not necessarily indicative of the results for a full year. The consolidated balance sheet presented as of September 26, 2004 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-KSB.

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

Income Per Share. Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, deferred liabilities and term loans. The fair value of the Company’s financial instruments approximate the carrying value of the instruments.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123 (R) is effective as of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005 for non-small business issuers, and after the first fiscal year that begins after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123 (R) in its quarter ending March 26, 2006. The Company is currently evaluating the provisions of SFAS 123 (R), and has not yet determined the impact, if any, that SFAS 123 (R) will have on its financial statement presentation or disclosures.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance given in ARB No. 43, Chapter 4, “Inventory Pricing” (“ARB 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling cost may be so abnormal as to require treatment as current period charges.” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe that the adoption of this statement will have any immediate impact on the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in method of depreciating, amortizing or depleting a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. As such, the Company’s adoption of this standard in fiscal 2006 is not expected to have a material impact on the Company’s consolidated financial statements.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

2. SEGMENT INFORMATION

The Company maintains two locations, New York, New York and Beverly Hills, California. Information concerning principal geographic areas is set forth below:

Revenues	Three months ended June 26, 2005	Three months Ended June 27, 2004

New York, New York	$1,398,808	$1,259,138
Beverly Hills, California	670,503	684,680
Total	$2,069,311	$1,943,818

Gross Profit
New York, New York	$792,131	$695,593
Beverly Hills, California	308,140	310,073
Total	$1,100,271	$1,005,666

Net Income (loss)

New York, New York	$253,373	$210,573
Beverly Hills, California	88,641	141,206
Los Angeles, California (corporate)	(349,417)	(248,618)
Total	$(7,403)	$103,161

Revenues	Nine months ended June 26, 2005	Nine months ended June 27, 2004

New York, New York	$4,425,565	$4,011,960
Beverly Hills, California	1,945,120	2,056,069
Total	$6,370,685	$6,068,029

Gross Profit

New York, New York	$2,619,196	$2,314,776
Beverly Hills, California	880,065	928,443
Total	$3,499,261	$3,243,219

Net Income (Loss)

New York, New York	$1,029,764	$835,404
Beverly Hills, California	278,859	358,056
Los Angeles, California (corporate)	(975,269)	(690,469)
Total	$333,354	$502,991

	June 26,	June 27,
Total Assets	2005	2004

New York, New York	$2 ,282,121	$2,257,066
Beverly Hills, California	988,845	1,069,172
Los Angeles, California (corporate)	105,170	151,256
Total	$3,376,136	$3,477,494

3. RELATED PARTY TRANSACTIONS

Notes Payable to Related Parties. Notes payable to related parties at June 26, 2005 and September 26, 2004 consisted of principal amounts due to the following:

	June 26, 2005	September 26, 2004
(A) Promissory notes, former chief executive officer	$2,315,050	$2,435,050
(B) Affiliated company	798,786	798,786
(C) Former landlord	81,866	170,866
	3,195,702	3,404,702
Less current portion	(120,000)	(120,000)
	$3,075,702	$3,284,702

(A) At March 1, 2004, the Company was indebted to its former chief executive officer in the total amount of $2,500,901 as a result of monies owed pursuant to notes issued to the former CEO in 1998 and 2001, and as a result of accrued liabilities to and advances made by the former CEO. On March 1, 2004, the Company and its former chief executive officer agreed to cancel and terminate the obligations owed by the Company as of such date, and, in lieu thereof, issued a new promissory note to the former CEO in the amount of $2,500,901 (the “March 2004 Note”). On September 26, 2004, the Company canceled the March 2004 Note and issued a new, unsecured promissory note for principal and unpaid interest of $2,435,050 (the “September 2004 Note”). The September 2004 Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 Note in whole or in part at any time. In addition, the Company has agreed to pay its former chief executive officer successive monthly payments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the nine months ended June 26, 2005, the Company paid its former chief executive officer $120,000.

(B) At March 1, 2004, the Company was indebted to an affiliated company in the amount $782,917 as a result of monies due under a promissory note issued in May 1997 (the “1997 Promissory Note”). On March 1, 2004, the Company and the affiliated company agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, issued a promissory note in the amount of $782,917 (the “March 2004 United Film Note”). On September 26, 2004, the Company canceled the March 2004 United Film Note and issued a new, unsecured promissory note for principal and unpaid interest of $798,786 (the “September 2004 United Film Note”). The September 2004 United Film Note principal bears interest at 5% per annum. The Company has the right to prepay the September 2004 United Film Note in whole or in part at any time. The September 2004 United Film Note is due on and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

(C) At March 1, 2004, the Company was indebted to its former landlord for its corporate office in the amount of $181,720 for outstanding rent due under its lease agreement. The former landlord is a corporation owned by the Company’s former chief executive officer. On March 1, 2004, the Company and the Company’s former landlord entered into a letter agreement, whereby the Company issued a promissory note to its former landlord in the amount of $181,720 (the “March 2004 Westwood Note”). On September 26, 2004, the Company canceled the March 2004 Westwood Note and issued a new, unsecured promissory for principal and unpaid interest of $170,886 (the “September 2004 Westwood Note’). The September 2004 Westwood Note principal bears interest at 5% per annum. The Company has the right to prepay the September 2004 Westwood Note in whole or in part at any time. The September 2004 Westwood Note is due on and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the nine months ended June 26, 2005, the Company paid its former landlord $89,000.

Interest Payable to Related Parties. Interest payable to related parties at June 26, 2005 and September 26, 2004 consisted of the following:

	June 26, 2005	September 26, 2004
Interest payable, former chief executive officer	$85,426	$-
Interest payable, affiliated company	19,946	-
Interest payable, former landlord	4,792	-
	$110,164	$-

4. SALES TAXES PAYABLE

In May 2003, the Company began negotiations with the State of New York Department of Taxation with regards to the Company’s sales tax in arrears. The Company paid $100,000 as a down payment and entered into a tentative agreement to pay $25,000 a month until the total balance was paid-in-full. In July 2003, the Company began making monthly payments. On January 24, 2004, the State of New York formally approved the $25,000 per month payment agreement, which is scheduled to end in July 2005. As of June 26, 2005, the Company owed the New York State Department of Taxation $2,641 in back sales tax, interest and penalties, and $24,091 in current sales tax.

5. NOTE PAYABLE

The Company has an $185,000 loan with Bank Leumi. The note is dated February 28, 2005 and matures on September 12, 2006. The interest rate is LIBOR plus 2%. The Company's Chief Executive Officer is a guarantor of the Company's credit line, and has pledged certain personal assets to secure the obligation.

6. INCOME TAXES

The significant components of the Company’s deferred income tax assets at June 26, 2005 and September 26, 2004 are as follow:

	June 26, 2005	September 26, 2004
Deferred income tax asset
Net operating loss carryforward	4,000,000	5,300,000
Valuation allowance	(4,000,000)	(5,300,000)
Net deferred income tax asset	$—	$—

The benefit for income taxes from operations consisted primarily of a long-term deferred tax benefit of $4,000,000 at June 26, 2005, resulting from the accumulated net operating loss carry forward of approximately $11,600,000 at an effective rate of 34%. The operating losses expire in various years through 2024. There is a $4,000,000 valuation allowance against the deferred tax benefit because it is more likely than not that the deferred tax asset will not be utilized.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about the asset will be realized. At that time, the allowance will be increased or reduced.

The Company determined in the quarter ended June 26, 2005 that it was appropriate to estimate federal alternative minimum tax, New York state and local income taxes, and California state income taxes for the current fiscal year. The provision for income taxes of $76,000 includes $7,000 for federal alternative minimum tax, $49,000 for New York state and local income taxes, and $20,000 for California state income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Acts (the “Exchange Act”), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the ability to obtain adequate working capital on terms favorable to the Company, compliance with regulatory requirements, the Company’s ability to sell more memberships, a decline in public consumption of cigars and other tobacco products, significant increases in excise taxes, which could substantially increase the price of cigars, and general economic factors. All forward-looking statements contained in the Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

OVERVIEW

The Company is engaged in the business of the ownership and operation of private membership cigar clubs known as “Grand Havana Rooms,” and in the ownership and operation of retail cigar stores known as “Grand Havana House of Cigars.” Unless the context otherwise indicates, the Company means Grand Havana Enterprises, Inc. and its consolidated subsidiaries.

The Company was incorporated under the laws of the State of Delaware on April 13, 1993 under the name United Restaurants, Inc. The Company was originally formed in order to acquire all of the capital stock of Love’s Enterprises, Inc. (“LEI”), which was the franchiser, owner and operator of the Love’s restaurant chain. The Company acquired LEI in May 1993. In December 1996, due to less than anticipated operating results, the Company adopted a plan of discontinuance with respect to the Love’s restaurant chain, which was completed in July 1998.

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

For the nine months ended June 26, 2005, the Company had net income of $333,354, compared to net income of $502,991 for the nine months ended June 27, 2004. This is primarily due to the increase in general and administrative expense pertaining to legal and accounting expenses of filing quarterly and annual reports with the Securities and Exchange Commission to bring the Company current.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 26, 2005 COMPARED TO THREE MONTHS ENDED JUNE 27, 2004

REVENUES

The Company derives revenues from continuing operations from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise; (3) club activities; and (4) food and beverage sales. During the fiscal quarter ended June 26, 2005, the Company had revenues of $2,069,311, compared to revenues of $1,943,818 for fiscal quarter ended June 27, 2004, an increase of $125,493, or approximately 6.5%.

Membership (Humidor Rental) Fees. Revenue from humidor rental fees increased from $681,403 in the fiscal quarter ended June 27, 2004 to $746,157 in the fiscal quarter ended June 26, 2005, an increase of $64,754, or approximately 9.5%. This was primarily due to a rental increase of $25 per month per member at the New York Grand Havana Room which took effect on January 1, 2005. The New York Grand Havana Room is now maintaining a waiting list for membership.

Merchandise Sales. Revenue from merchandise sales increased from $113,040 in the fiscal quarter ended June 27, 2004 to $133,472 in the fiscal quarter ended June 26, 2005, an increase of $20,432, or approximately 18.1%. This increase is principally due to an increase in membership in the New York Grand Havana Room.

Club Activities. Revenue from club activities or private events decreased from $170,791 in the fiscal quarter ended June 27, 2004 to $112,993 in the fiscal quarter ended June 26, 2005, a decrease of $57,798, or approximately 33.8%, due to a decrease in private events.

Food and Beverage. Revenue from food and beverage increased from $978,584 in the fiscal quarter ended June 27, 2004 to $1,076,689 in the fiscal quarter ended June 26, 2005, an increase of $98,105, or approximately 10.0%. This increase is primarily due to a greater number of members associated with the New York Grand Havana Room.

COSTS AND EXPENSES

During the fiscal quarter ended June 26, 2005, the Company incurred total costs and expenses of $1,960,171, compared to $1,786,684 for the fiscal quarter ended June 27, 2004, an increase of $173,487, or approximately 9.7%. This was due to an increase in legal and auditing fees associated with the filing of quarterly and annual reports, and $76,000 in estimated income taxes.

Food and Beverage. During the quarter ended June 26, 2005, food and beverage expenses were $435,118, an increase of $19,748, or 4.8%, over food and beverage expenses for the quarter ended June 27, 2004. This increase was attributable to a 10.0% increase in food and beverage revenue.

Merchandise. During the quarter ended June 26, 2005, merchandise expenses were $66,395, an increase of $5,062, or 8.3%, over merchandise expenses for the quarter ended June 27, 2004. This increase was due to an 18.1% increase in merchandise sales.

Direct Labor and Occupancy and other Expenses. During the quarter ended June 26, 2005, direct labor and occupancy and other expenses were $1,113,736, an increase of $60,693, or 5.8%, from direct labor and occupancy and other expenses for the quarter ended June 27, 2004. This was attributable to increased activity at the New York Grand Havana Room.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately 7.8%, from $80,326 in the fiscal quarter ended June 27, 2004, to $86,566 in the fiscal quarter ended June 26, 2005. This was primarily due to additional depreciation related to the acquisition of $64,000 in operating equipment.

General and Administrative. General and administrative expenses increased by approximately 46.3%, from $176,612 in the fiscal quarter ended June 27, 2004, to $258,356 in the fiscal quarter ended June 26, 2005. This was due to an increase in legal and auditing fees associated with the filing of quarterly and annual reports.

Income Tax Expenses. The Company determined in the quarter ended June 26, 2005 that it was appropriate to estimate federal alternative minimum tax, New York state and local income taxes, and California state income taxes for the current fiscal year. The provision for income taxes of $76,000 includes $7,000 for federal alternative minimum tax, $49,000 for New York state and local income taxes, and $20,000 for California state income taxes. There was no income tax provision recorded in the fiscal quarter ended June 27, 2004.

NET INCOME

The Company had a net loss of $7,403, or $0.00 per share, for the fiscal quarter ended June 26, 2005, compared to a net income of $103,161, or $0.01 per share, for fiscal quarter ended June 27, 2004. This decrease in net income of $110,564, or approximately 107.2%, was primarily due to an increase in legal and accounting expenses associated with the filing of quarterly and annual reports with the Securities and Exchange Commission, and $76,000 in estimated income taxes.

NINE MONTHS ENDED JUNE 26, 2005 COMPARED TO NINE MONTHS ENDED JUNE 27, 2004.

REVENUES

During the nine months ended June 26, 2005, the Company had revenues of $6,370,685, compared to revenues of $6,068,029 for the nine months ended June 27, 2004, an increase of $302,656, or approximately 4.9%. This increase in revenues is primarily due to an increase in humidor rental fees and food and beverage revenue from the New York Grand Havana Room.

Humidor Rental Fees. Revenue from humidor rental fees increased from $2,054,993 in the nine months ended June 27, 2004 to $2,145,737 in the nine months ended June 26, 2005, an increase of $90,744, or approximately 4.4%. This was due to a $25 per month per member increase in rental fees at the Grand Havana Room in New York.

Merchandise Sales. Revenue from merchandise sales increased from $342,465 in the nine months ended June 27, 2004 to $375,323 in the nine months ended June 26, 2005, an increase of $32,858, or approximately 9.6%. This was due to increased traffic in the Grand Havana Room in New York and the availability of better products.

Club Activities. Revenue from club events decreased from $601,517 in the nine months ended June 27, 2004 to $490,347 in the nine months ended June 26, 2005, a decrease of $111,170, or approximately 18.5%. This was due to a decrease in private events held at the Grand Havana Room in New York.

Food and Beverage. Revenue from food and beverage increased from $3,069,054 in the nine months ended June 27, 2004 to $3,359,278 in the nine months ended June 26, 2005, an increase of $290,224, or approximately 9.5%. This is primarily due to an increase in members utilizing the New York Grand Havana Room.

COST AND EXPENSES

During the nine months ended June 26, 2005, the Company incurred total costs and expenses of $5,826,011, compared to $5,406,320 for the nine months ended June 27, 2004, an increase of $419,691, or approximately 7.8%. This was due to an increase in legal and auditing fees associated with the filing of quarterly and annual reports, and $76,000 in estimated income taxes.

Food and Beverage. During the nine months ended June 26, 2005, food and beverage expenses were $1,305,111, an increase of $51,705, or 4.1%, over food and beverage expenses for nine months ended June 27, 2004. This is primarily due to the increase in food and beverage revenue.

Merchandise. During the nine months ended June 26, 2005, merchandise expenses were $193,722, an increase of $12,291, or 6.8% over merchandise expenses for the nine months ended June 27, 2004. This was primarily due to the purchase of higher end tobacco and other merchandise.

Direct Labor and Occupancy and other Expenses. During the nine months ended June 26, 2005, direct labor and occupancy and other expenses were $3,297,532, an increase of $109,089, or 3.4% over direct labor and occupancy and other expenses for the nine months ended June 27, 2004. This was due to a slight decrease in direct labor and an offsetting increase in occupancy and other expenses.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately 4.0%, from $244,870 in the nine months ended June 27, 2004, to $254,599 in the nine months ended June 26, 2005. This is due to the additional depreciation related to the purchase of new operating equipment.

General and Administrative. General and administrative expenses increased by approximately 44.0%, from $538,170 in the nine months ended June 27, 2004, to $775,047 in the nine months ended June 26, 2005. This is due to increased legal and professional expenses associated with the filing of quarterly and annual reports.

Income Tax Expenses. The provision for income taxes of $76,000 includes $7,000 for federal alternative minimum tax, $49,000 for New York state and local income taxes, and $20,000 for California state income taxes. There was no income tax provision recorded in the nine months ended June 27, 2004.

NET INCOME

The Company experienced a net income of $333,354, or $.02 per share, for the nine months ended June 26, 2005, compared to a net income of $502,991, or $.03 per share, for the nine months ended June 27, 2004. This decrease in net income of $169,637, or 33.7%, was due to an increase in legal, accounting and other professional expenses related to filing quarterly and annual reports with the Securities and Exchange Commission, and $76,000 in estimated income tax.

LIQUIDITY AND CAPITAL RESOURCES

At June 26, 2005, the Company had cash or cash equivalents of $172,329. Operating activities for the nine months ended June 26, 2005 generated $372,443 compared to $258,670 for the nine months ended June 27, 2005. Investing activities totaled $56,547 for purchasing operating equipment. Financing activities totaled $264,905 as a result of reducing the Company’s cash overdraft and payments for notes payable to related parties. Also included in this balance was $2,650 which the Company received from three employees exercising their stock options. Two employees exercised their options for 65,000 shares of common stock at an exercise price of $.01 per share. One employee exercised his options for 100,000 shares of common stock at an exercise price of $.02 per share.

At March 1, 2004, the Company was indebted to its former chief executive officer in the amount of $2,500,901, as a result of monies owed pursuant to notes issued to the former CEO in 1998 and 2001, and as a result of accrued liabilities to and advances made by the former CEO. On March 1, 2004, the Company and the former chief executive officer agreed to cancel and terminate the obligations owed by the Company as of such date, and, in lieu thereof, issued a new promissory note to the former CEO in the amount of $2,500,901. The March 2004 Note provided for interest at the rate of 5% per annum.

On September 26, 2004, the Company cancelled the March 2004 Note. In consideration for cancellation and termination of the note, the Company issued its former chief executive officer a new, unsecured promissory note in the amount of $2,435,050. The September 2004 Note bears interest at a rate of 5% per annum. The Company has the right to prepay the September 2004 Note in whole or in part at any time. In addition, the Company has agreed to pay its former chief executive officer successive monthly installments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the nine months ended June 26, 2005, the Company paid its former chief executive officer $120,000.

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

On September 26, 2004, the Company canceled the note issued to 1990 Westwood on March 1, 2004. In consideration for cancellation and termination of the note, the Company issued 1990 Westwood, a new, unsecured promissory note in the amount of $170,866 for principal and unpaid interest owed as of September 26, 2004. The new note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The promissory note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the nine months ended June 26, 2005, the Company paid its former landlord $89,000.

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

Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS 123 (R). SFAS 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123 (R) is effective as of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005 for non-small business issuers, and after the first fiscal year that begins after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123 (R) in its quarter ending March 26, 2006. The Company is currently evaluating the provisions of SFAS 123 (R), and has not yet determined the impact, if any, that SFAS 123 (R) will have on its financial statement presentation or disclosures.

In November 2004, the FASB issued SFAS 151. SFAS 151 amends the guidance given in ARB 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling cost may be so abnormal as to require treatment as current period charges.” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe that the adoption of this statement will have any immediate impact on the Company.

In May 2005, the FASB issued SFAS 154. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in method of depreciating, amortizing or depleting a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. As such, the Company’s adoption of this standard in fiscal 2006 is not expected to have a material impact on the Company’s consolidated financial statements.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

TRENDS AND UNCERTAINTIES

The Department of Health and Mental Hygiene (“DOHMH”) of the City of New York passed the Smoke-Free Act (“SFA”), which prohibited smoking in restaurants and bars after September 26, 2003. Local Law 47 of 2002 amended the SFA, providing that an establishment considered a “Tobacco Bar” could allow smoking indoors past the September 26, 2003 deadline. On March 26, 2003, DOHMH passed an amendment to Local Law 47 of 2002 which stated that “Tobacco Bars” must prohibit smoking indoors as of July 25, 2003, unless they register with DOHMH. DOHMH defines a “Tobacco Bar” as an entity that generates less than 40% of total revenue from food, and more than 10% of revenue from the sale of tobacco products and accessories, including humidor rentals. The entity must also not have expanded or changed its size or location as of December 31, 2001. The Company feels that it conforms to all aspects of this exemption. On June 25, 2003, the Company submitted its application to DOHMH. On July 22, 2003, DOHMH approved the Company’s application. The exemption was valid until July 25, 2005. The Company has been in contact with DOHMH concerning the current exemption, since it has expired. As of August 4, 2005, DOHMH has not yet provided a renewal application for any “Tobacco Bar,” as they are trying to streamline the renewal process. There can be no assurances that the Company will be able to maintain its “Tobacco Bar” status. Failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

GRAND HAVANA ENTERPRISES, INC.

Date: August 10, 2005	By:	/s/ Stanley Shuster
Stanley Shuster
Chief Executive Officer and Chief Financial Officer