Form 10KSB
period 2005-12-25
GRAND HAVANA ENTERPRISES INC
filed 2006-02-16
CIK 909483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 25, 2005

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 0-24828

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

Common Stock, par value $.01 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for the most recent fiscal year were $8,244,120.

The aggregate market value of Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on January 6, 2006, was approximately $2,333,611. Shares of Common Stock held by each officer and director, and by each individual or entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the issuer's common stock outstanding as of January 6, 2006 was 14,764,306 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One): Yes __; No X

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

The tobacco industry continues to be subject to health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke (“ETS”), legislation, including actual and potential excise tax increases, increasing marketing and regulatory restrictions, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations, litigation, including risks associated with the effects of price increases related to concluded tobacco litigation settlements and excise tax increases on consumption rates. Each of the Company's Grand Havana Rooms is subject to intense competition, changes in consumer preferences, and changes in food and beverage costs and local economic conditions (particularly in the Los Angeles and New York metropolitan areas). Their results are dependent upon their continued ability to attract new members, to anticipate and respond to new consumer trends, and to sell new products. Developments in any of these areas could cause the Company's results to differ materially from results that have been or may be projected by the Company. The Company cautions that the foregoing list of important factors is not exclusive and is subject to change. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Cigar Club Operations; Retail Operations

The Grand Havana Rooms, the Company's private membership cigar clubs, are targeted primarily towards affluent cigar smokers and their guests. The Grand Havana Room in Beverly Hills, California opened in June 1995 and the Grand Havana Room in New York, New York opened in May 1997.

The Grand Havana Room concept is to provide a private club where members can keep their cigars and smoking accessories for use while at the Grand Havana Room. Each Grand Havana Room offers corporate and individual memberships for a one-time initiation fee and a monthly dues thereafter. The New York Grand Havana Room offered a "social membership" which permitted a member to use the Grand Havana Room facilities, but did not provide the member with a locker or humidor. This type of membership was suspended in March 2003. Currently, both clubs offer “private”, “shared” and “corporate” memberships. Each Grand Havana Room includes a private smoking lounge, a full bar and food service. The Grand Havana Rooms also sell premium cigars and cigar and tobacco accessories. All facilities of the Grand Havana Rooms are available for use only by members and their guests.

Membership at each Grand Havana Room is limited to the number which the Company believes is appropriate to the space of the particular Grand Havana Room. Memberships at both Grand Havana Rooms are also limited to the number of humidors maintained by the Company.

 Beverly Hills Grand Havana Room

The first Grand Havana Room opened in Beverly Hills, California in June 1995. In December 1998, the Beverly Hills Grand Havana Room was expanded in response to the demand for more memberships. Since December 2000, the Company has sublet a portion of its space to Mistral Brasserie, LLC and then to Luce of Beverly Hills, LLC (“Luce”), which have operated a restaurant open to the public, provided food for members of the Beverly Hills Grand Havana Room, and allowed unrestricted access to some of Grand Havana’s humidors. All alcoholic and non-alcoholic beverages continue to be served by the Company. The Beverly Hills Grand Havana Room maintains a waiting list for membership.

New York Grand Havana Room

The New York Grand Havana Room opened in May 1997 and is located on the 39th floor of 666 Fifth Avenue in New York, New York. The New York Grand Havana Room provides a smoking lounge, bar, restaurant and conference facilities. The New York Grand Havana Room maintains a waiting list for membership.

 Grand Havana House of Cigars

The Grand Havana House of Cigars retail store adjacent to the Beverly Hills Grand Havana Room specializes in premium cigars, cigar accessories and related merchandise.

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

Potential Sales Tax

A sales tax audit for the period August 1, 2000 to August 31, 2005 was conducted in October 2005 by the State of New York Department of Taxation and Finance (the “Department of Taxation”) resulting in a proposed assessment of approximately $710,000 plus interest for delinquent sales taxes on the Company’s revenue in that state generated from monthly dues, minimum spending requirements, and rental fees for the use of private rooms. The amount of the proposed assessment is based on the Department of Taxation’s assertion that 100% of the Company’s revenue generated in New York from monthly dues and other revenue are subject to sales tax. The Company disputes the Department of Taxation’s position that 100% of the Company’s revenue generated in New York from monthly dues and other revenue are subject to sales tax. Furthermore, even if it is determined that a portion of such revenue is subject to sales taxes, the Company estimates it will be no more than $234,000 plus interest of $91,000, which have been accrued in the accompanying financial statements. The Department of Taxation has represented that it will not assess penalties. As a result, potential penalties have been excluded from the Company’s estimates.

The Company prepared estimates of the potential liabilities based on consultation with its representatives in this matter and believes that the assertions of the Department of Taxation are exaggerated. The Company will continue to dispute the amounts. However, because it is probable that some amount will ultimately be payable, the Company has recorded its estimates in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. The timing and final outcome of this matter is not predictable. However, the Company believes that it has made an appropriate estimate of the liability.

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

 New York City Smoke-Free Act

In 2002, the city council of New York enacted the New York City Smoke-Free Act, similar to the California Smoke-Free Workplace Act of 1994. The New York City Smoke-Free Act went into effect on July 25, 2003. All establishments requesting an exemption were required to submit a “Tobacco Bar” application prior to July 25, 2003. The Company submitted its application to the Department of Health and Mental Hygiene (“DOHMH”) on June 25, 2003. On July 22, 2003, DOHMH approved the Company’s application as a “Tobacco Bar”, thereby allowing the Grand Havana Room in New York to be exempt from the Smoke-Free Act. The Company’s license was valid until July 15, 2005. The Company has been in contact with DOHMH concerning the current exemption, since its license expired. As of November 29, 2005, DOHMH has not provided a renewal application for any “Tobacco Bars,” as they are trying to streamline the renewal process. DOHMH has indicated to the Company that its status as a “Tobacco Bar” is still in effect. However, the license is only valid for this location. If the Company moves, it may not be able to obtain a new license. In addition, there can be no assurances that the Company will be able to maintain its “Tobacco Bar” status on an ongoing basis. If the Company is unable to qualify as a “Tobacco Bar” upon renewal of its registration, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

 Restaurant and Alcohol Regulation

The restaurants in the Grand Havana Rooms are subject to numerous federal, state and local laws regulating their business, including health, sanitation, safety standards, and alcoholic beverage control and fire regulations. The expansion, development and construction of any additional restaurants within the Company's Grand Havana Rooms, will be subject to compliance with applicable zoning, land use and environmental regulations. Each of the Grand Havana Rooms has appropriate licenses from regulatory authorities allowing them to sell liquor, beer and wine, and each cigar club has food service licenses from local health authorities. The failure of the club to obtain or retain liquor or food service licenses could have a material adverse effect on its operations. Difficulties in obtaining, or failures to obtain the required licenses or approvals, could delay or prevent the development of a new restaurant in a particular area, including any new Grand Havana Rooms which may be developed by the Company in the future. However, management believes the Company is currently in compliance in all material respects with all relevant regulations, and the Company has never experienced abnormal difficulties or delays in obtaining the required licenses or approvals.

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

The Company is subject to federal and state environmental regulations. To date, these regulations have not had a material effect on Grand Havana's operations.

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

The Company's Grand Havana House of Cigars location competes with other retail cigar stores, as well as with other businesses and entities that sell cigars and cigar related products, such as supermarkets and liquor stores. Many of these competitors have substantially greater financial, marketing, personnel and other resources than the Company. The Company believes that its ability to compete effectively will depend on establishing prime locations for its retail cigar stores and carrying the brands of premium cigars which are in demand.

Employees

As of September 25, 2005, Grand Havana had 75 employees, including 15 full-time and 60 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

 Grand Havana maintains its principal executive offices in approximately 2,000 square feet of leased office space in Los Angeles under a lease with a term that expires on July 31, 2007. The monthly rent under the lease for the premises is currently $4,140.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity

Grand Havana’s common stock traded on the Nasdaq SmallCap Market under the symbol "UNIR" until March 1997. From March 1997 until January 2002, the Company’s common stock was quoted on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "PUFF.” The common stock was quoted on the Pink Sheets under the symbol “PUFF” from January 2002 to May 2005. During this time, there was no active public trading in the Company’s common stock.

On May 3, 2005, the Company’s common stock resumed trading on the OTC Bulletin Board under the symbol “PUFF.OB.” There can be no assurance that a significant public market for the common stock will develop or be sustained. The future market price of the common stock may be highly volatile. There have been periods of extreme fluctuation in the stock market that, in many cases, were unrelated to the operating performance of, or announcements concerning the issuers of the affected securities. Securities of issuers having relatively limited capitalization or limited market makers are particularly susceptible to fluctuations based on short-term trading strategies of certain investors.

The quarterly high and low bid prices of the Company’s common stock since May 3, 2005 are as follows:

PUFF Common Stock

	High	Low
Fiscal Year Ended September 25, 2005
Fourth Quarter	$0.42	$0.32
Third Quarter	$0.43	$0.28
Second Quarter	-	-
First Quarter	-	-

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The quarterly high and low bid prices of our common stock for the fiscal year ended September 25, 2005 (“fiscal 2005”) were provided by Bloomberg L.P.

Holders

As of January 6, 2006, there were approximately 96 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Board of Directors deems relevant.

Equity Compensation Plans

During the fiscal year ended September 28, 1997, the Company adopted its 1996 Stock Option Plan (the "Plan") to provide officers, directors, key employees and other key contributors to the Company an opportunity to purchase common stock of the Company pursuant to "non-qualified stock options" at the discretion of the Board of Directors. Under the Plan, options to purchase an aggregate of 626,250 shares of common stock were authorized for grant. All of the options granted under the Plan expired on January 3, 2004.

Recent Sales of Unregistered Securities

During fiscal 2005, the Company issued stock options to its employees to purchase an aggregate of 100,000 shares of common stock. The exercise price of the options is $.02 per share, the estimated fair market value of the common stock on the date of the grant. All 100,000 options were exercised on February 9, 2005. The options were granted pursuant to Rule 701 of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

Grand Havana owns, operates and develops private membership cigar clubs under the name “Grand Havana Rooms” and a retail cigar store under the name “Grand Havana House of Cigars.” For fiscal 2005, Grand Havana generated approximately 58% of its net revenue from its cigar club operations, and approximately 42% of its revenue from monthly dues and sales of cigars and other smoking related merchandise.

The Company has experienced operating losses since its inception, however, for the fiscal year ended September 26, 2004 (“fiscal 2004”), the Company had net income of $837,150, and net loss of $47,411 for fiscal 2005. There can be no assurance that the cigar clubs and retail cigar stores will be profitable in the future.

Critical Accounting Policies

Revenue Recognition and Measurement

Grand Havana derives revenues from four principal sources: (1) monthly dues; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. Revenue from sales of cigars and related merchandise, private events and club activities, and food and beverage sales are recognized at the time of sale. The Company recognizes two types of membership fees. An initial fee, or set up fee, and monthly dues. The initial fee is recognized at the time the member joins. The monthly dues are charged in advance for a three-month period, and recognized equally over the three-month period. Deferred revenue represents those monthly dues charged in advance and recognized equally over the three-month period.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Shared-Based Payment” (SFAS 123(R)”). SFAS 123(R) revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123(R) is effective as of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005 for non-small business issuers, and after the first fiscal year that begins after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123(R) in its quarter ending March 26, 2006. The Company is currently evaluating the provisions of SFAS 123(R), and has not yet determined the impact, if any, that SFAS 123(R) will have on its financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effect or the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in method of depreciation , amortizing or depleting a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.

Sales Taxes in Arrears

A sales tax audit for the period August 1, 2000 to August 31, 2005 was conducted in October 2005 by the Department of Taxation resulting in a proposed assessment of approximately $710,000 plus interest for delinquent sales taxes on the Company’s revenue in that state generated from monthly dues, minimum spending requirements, and rental fees for the use of private rooms. The amount of the proposed assessment is based on the Department of Taxation’s assertion that 100% of the Company’s revenue generated in New York from monthly dues and other revenue are subject to sales tax. The Company disputes the Department of Taxation’s position that 100% of the Company’s revenue generated in New York from monthly dues and other revenue are subject to sales tax. Furthermore, even if it is determined that a portion of such revenue is subject to sales taxes, the Company estimates it will be no more than $234,000 plus interest of $91,000, which have been accrued in the accompanying financial statements. The Department of Taxation has represented that it will not assess penalties. As a result, potential penalties have been excluded from the Company’s estimates.

The Company prepared estimates of the potential liabilities based on consultation with its representatives in this matter and believes that the assertions of the State of New York are exaggerated. The Company will continue to dispute the amounts. However, because it is probable that some amount will ultimately be payable, the Company has recorded its estimates in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. The timing and final outcome of this matter is not predictable. However, the Company believes that it has made an appropriate estimate of the liability.

Results of Operations

 Fiscal Year Ended September 25, 2005 Compared to Fiscal Year Ended September 26, 2004.

 Revenues

Grand Havana derives revenues from four principal sources: (1) monthly dues; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. For fiscal 2005, Grand Havana had revenues of $8,244,120, compared to revenues of $8,020,992 for fiscal 2004, an increase of $223,128, or approximately 2.7%. This increase in revenues for fiscal 2005 was due primarily to the increase in monthly dues of $267,709, or 10.0%, from $2,685,237 in fiscal 2004 to $2,952,946 in fiscal 2005, an increase in sales of cigars and related merchandise from $442,842 in fiscal 2004 to $490,940 in fiscal 2005, an increase of 10.9%, and an increase in food and beverage sales from $4,074,255 in fiscal 2004 to $4,219,114 in fiscal 2005, an increase of 3.6%. The increase in monthly dues and food and beverage sales was primarily due to the designation of the New York Grand Havana Room as a “Tobacco Bar” by the City of New York, and an increase in the monthly rate in New York, which began in January 2005. The increase in sales of cigars and smoking related merchandise was primarily due to an increase in volume at the Grand Havana Room in New York. Revenues from private events and club activities decreased from $818,657 in fiscal 2004 to $581,120 in fiscal 2005, a decrease of $237,537, or 29.0%. This decrease was primarily due to the increase in “ala carte” or individual revenues versus revenues from large parties including room rentals.

 Expenses

Total costs and expenses increased from $7,172,385 in fiscal 2004 to $8,008,896 in fiscal 2005, an increase of $836,511, or approximately 11.7%. This increase was mainly due to an increase in general and administrative expense due to increased legal and professional expenses associated with the filing of quarterly and annual reports, and the additional sales tax and interest due to the New York sales tax audit.

Direct labor and benefit costs decreased from $1,821,142 in fiscal 2004 to $1,807,237 in fiscal 2005, a decrease of $13,905, or approximately 0.8%. This slight decrease was mainly due to the elimination of a commission paid on new membership at the Grand Havana Room in New York. Occupancy and other operating expenses increased from $2,430,970 in fiscal 2004 to $2,843,506 in fiscal 2005, an increase of $412,536, or 17.0%. This increase was mainly due to the additional sales tax due from the New York sales tax audit, and an increase in activity at the New York Grand Havana Room.

General and administrative costs increased from $731,575 in fiscal 2004 to $1,090,412 in fiscal 2005, an increase of $358,837, or approximately 49%. This increase included additional legal and accounting expenses associated with the filing of quarterly and annual reports and the accrual of estimated sales taxes in arrears and interest thereon. Depreciation and amortization costs increased from $333,578 in fiscal 2004 to $341,090 in fiscal 2005, an increase of $7,512, or approximately 2.2%. This increase was attributable to new equipment in the Company’s New York facility.

Liquidity and Capital Resources

Cash and cash equivalents totaled $103,207 at the end of fiscal 2005 compared to $121,338 at the end of fiscal 2004.

 On March 1, 2004, the Company consolidated its notes payables and all accrued liabilities to advances made by the Company’s former Chief Executive Officer. The Company issued a promissory note to its former CEO in the amount of $2,500,901. In connection therewith, the former Chief Executive Officer agreed to terminate a security agreement dated September 30, 1998, whereby he was granted a security interest in substantially all of the assets of the Company. The Company also issued a promissory note to United Films Distributor (“United Films”) for $782,917, which consolidated an original note and all accrued interest due to United Films as of such date. Lastly, the Company issued a promissory note to an affiliate, 1990 Westwood Blvd., Inc. (“1990 Westwood”), the Company’s former landlord of its corporate office, in the amount of $181,720 for past rent due under its lease. The notes issued to the Company's former Chief Executive Officer, United Films and 1990 Westwood on March 1, 2004 provided for interest at a rate of 5% per annum.

On September 26, 2004, the Company cancelled the notes issued to its former CEO, United Films and 1990 Westwood on March 1, 2004. In consideration for such cancellation and termination of the March 1, 2004 notes, the Company issued its former Chief Executive Officer, United Films and 1990 Westwood new, unsecured promissory notes for principal and unpaid interest owed to such parties as of such date in amounts of $2,435,050, $798,786 and $170,866, respectively (collectively, the “September 2004 Notes”). The September 2004 Notes bear interest at a rate of 5% per annum. The Company has the right to prepay the September 2004 Notes in whole or in part at any time. In addition, the Company agreed to pay its former Chief Executive Officer successive monthly installments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Notes are all due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. See Item 12 “Certain Relationships and Related Transactions,” and Item 7 “Financial Statements - Note 7 to Notes to Consolidated Financial Statements.”

Cash flows provided by operating activities were $526,874, primarily due to the effects of depreciation and amortization, and the net change in operating assets and liabilities. Cash flows from operating activities exceeded net income primarily due to the increase in accrued liabilities.

Cash flows used by financing activities were $433,732, primarily due to the reduction in long term debt owed to related parties.

Total capital expenditures were $111,273, used primarily for the replacement of worn furniture and equipment in the New York Grand Havana Room.

The Company anticipates that revenues from the operation of its existing Grand Havana Rooms and Grand Havana House of Cigars retail store will provide sufficient working capital during the next twelve months. In fiscal 2005, the Company’s Beverly Hills operations had net income of approximately $364,442. The Company’s New York Grand Havana Room had net income of $860,263. The Company anticipates that the New York Grand Havana Room will maintain profitability in 2006, although there can be no assurances that this will occur.

Due to the fact that the trading price of the Company’s common stock has remained low in the last twelve months and because it is currently trading on the OTC Bulletin Board, the Company does not anticipate that it will be able to sell its securities in private placements on terms that are acceptable to the Company for the foreseeable future.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

ITEM 7. FINANCIAL STATEMENTS.

Our audited financial statements appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A.

ITEM 8A. CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

As of September 25, 2005, the end of the period covered by this report, Stanley Shuster, the Company’s chief executive officer and chief financial officer, reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and has concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting

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

ITEM 8B. OTHER INFORMATION.

None.

 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officers and Key Employees

Set forth in the table below are the names, ages and positions of the current directors and executive officers of the Company. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Company’s Board of Directors. None of the executive officers has any family relationship to any director or any other executive officer of the Company.

Name	Age	Positions Currently Held With the Company	Director Since
Stanley Shuster	45	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer	1995
Steven T. Ousdahl	59	Vice President, Administration and Director	2000
Shannon Taylor	36	Vice President, Operations and Director	2003

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of the Company's common stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations from certain reporting persons, the Company believes that for the period through September 25, 2005, all officers, directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Ms. Taylor filed one late report on Form 5 relating to the grant and exercise of stock options during fiscal 2005.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its officers, including its principal executive officer and principal financial officer, directors and employees. A copy of the Code of Ethics is attached as Exhibit 14.1 to this report.

Audit Committee Financial Expert

The Company does not have an audit committee. Since its securities are not currently listed on or with a national securities exchange or national securities association, the Company is not required to have an independent audit committee. As such, the Company has not designated an audit committee financial expert.

Stockholder Communications

Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, may write to the Company at 1990 Westwood Blvd., 3rd Floor, Los Angeles, CA 90025. Mr. Shuster will review all such correspondence and will regularly forward to the Company’s Board of Directors copies of all such correspondence that deals with the functions of the Board.

ITEM 10. EXECUTIVE COMPENSATION.

 The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in fiscal 2005 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Awards(#)	Securities Underlying Options SARS(#)	LTIP Payouts($)	All Other Compensation($)(1)

Stanley Shuster Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	2005 2004 2003	$282,319 $255,744 $231,609	$9,000 $7,500 —	— — —	— — —	— 100,000 —	— — —	5,775 9,924 6,286

(1) Represents amounts paid in health and insurance benefits.

The following tables set forth certain information for the Named Executive Officers with respect to grants and exercises in fiscal 2005 of options to purchase common stock of the Company:

Option Grants in Last Fiscal Year

None of the Named Executive Officers received a stock option grant in fiscal 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of the Named Executive Officers exercised an outstanding stock option in fiscal 2005. The following table sets forth certain information for the Named Executive Officers with respect to securities underlying unexercised options at the end of fiscal 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Stanley Shuster	—	—	100,000	—	36,000	—

Director Compensation

Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Employment Agreements and Change-in-Control Arrangements

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

    The employment agreement provides that in the event that Mr. Shuster is terminated prior to the end of the initial three year term, other than for cause, the Company will pay Mr. Shuster the compensation and other benefits provided for under the employment agreement for the remainder of the three year term without any deduction or offset for any compensation earned or received from any other sources.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED   STOCKHOLDER MATTERS.

Beneficial Ownership

 The following tables set forth certain information regarding beneficial ownership of the Company’s common stock as of December 27, 2005 by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)(3)	Percentage of Class
Steven T. Ousdahl(4)	50,000	0.3%
Shannon Taylor	175,000	1.2%
Stanley Shuster(5)	6,816,542	46.2%
All executive officers and directors as a group (3 persons)	7,041,542	47.7%

(1)	Each person's address is 1990 Westwood Boulevard, 3rd Floor, Los Angeles, California 90025, unless otherwise noted.

(2)	Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them.

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

(4)	Includes 50,000 shares issuable upon exercise of options.

(5)	Includes 100,000 shares issuable upon exercise of options.

Equity Compensation Plan Information

For information relating to the Company’s equity compensation plan, see Item 5 of this report entitled “Market for Common Equity and Related Stockholder Matters - Equity Compensation Plans.”

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Former Officer

As of March 1, 2004, the Company was indebted to its former Chief Executive Officer and principal stockholder, in the total amount of $2,500,901. On March 1, 2004, the Company and the former CEO agreed to consolidate the payables and all accrued liabilities to advances made by the former Chief Executive Officer, and, in lieu thereof, the Company issued a promissory note in the amount of $2,500,901 (the “March 2004 Promissory Note”). In connection therewith, the Company’s former CEO agreed to terminate his security interest in substantially all of the assets of the Company. The March 2004 Promissory Note provided for interest at the rate of 5% per annum.

On September 26, 2004, the Company cancelled the March 2004 Promissory Note. In consideration for cancellation and termination of the note, the Company issued its former Chief Executive Officer a promissory note in the amount of $2,435,050 (the “September 2004 Promissory Note”). The September 2004 Promissory Note bears interest at a rate of 5% per annum. The Company has the right to prepay the September 2004 Promissory Note in whole or in part at any time. In addition, the Company agreed to pay its former Chief Executive Officer successive monthly installments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Promissory Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During fiscal 2005, the Company paid its former Chief Executive Officer $245,000 for amounts due under the loan.

Lease of Office Premises

Grand Havana maintains its principal executive offices in approximately 2,000 square feet of leased office space in Los Angeles, California under a lease with a term that expires on July 31, 2007. The monthly rent under the lease for the premises is currently $4,140.00.

As of March 1, 2004, the Company was indebted to 1990 Westwood, a related party that owned the Company’s executive offices up to February 2003, in the amount of $181,720 for outstanding rent due under the lease. On March 1, 2004, the Company and 1990 Westwood entered into a letter agreement, whereby the Company issued a promissory note to 1990 Westwood in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum.

On September 26, 2004, the Company cancelled the note issued to 1990 Westwood on March 1, 2004. In consideration for cancellation and termination of the note, the Company issued 1990 Westwood a new, unsecured promissory note in the amount of $170,866 for principal and unpaid interest owed as of September 26, 2004. The new note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The promissory note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During fiscal 2005, the Company paid 1990 Westwood $119,000, leaving a balance of $51,866 owed under the new note.

Transactions with United Film Distributors, Inc.

As of March 1, 2004, the Company was indebted to United Films in the amount of $782,917 as a result of monies due under a promissory note issued to United Films in May 1997 (“1997 Promissory Note”). The president of United Film is Brian Shuster, the brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, issued a promissory note to United Films in the amount of $782,917 (the “2004 United Films Promissory Note”).

On September 26, 2004, the Company cancelled the March 2004 United Films Promissory Note. In consideration for cancellation and termination of the note, the Company issued United Films the a new note in the amount of $798,786 (the “September 2004 United Films Promissory Note”). The September 2004 United Films Promissory Note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The September 2004 United Films Promissory Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

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

10.3
The First Addendum to the Village On Cannon Lease dated October 10, 1994 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.3 of Grand Havana’s Annual Report on Form 10-KSB for the fiscal year ended September 28, 2003 (the “2003 10-KSB”)).

10.4	The Second Addendum to the Village On Cannon Lease dated November 23, 1994 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.4 of the 2003 10-KSB).

10.5	The Third Addendum to the Village On Cannon Lease dated October 1, 1999 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.5 of the 2003 10-KSB).

10.6	The Fourth Addendum to the Village On Cannon Lease dated February 3, 2004 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.6 of the 2003 10-KSB).

10.7
Agreement of Lease dated September 16, 1996 between Avenue Limited Partnership and Grand Havana (incorporated by reference to Exhibit 10.35 to Grand Havana's Registration Statement on Form S-3 (File No. 33-16045) (the "Form S-3")).

10.8	Employment Agreement between Grand Havana and Stanley Shuster dated June 1, 2003 (incorporated by reference to Exhibit 10.9 of the 2003 10-KSB.

10.9	Amended and Restated Promissory Note dated September 26, 2004 between Grand Havana and Harry Shuster.*

10.10	Letter Agreement dated September 26, 2004 between Grand Havana and Harry Shuster.*

10.11	Amended and Restated Promissory Note dated September 26, 2004 between Grand Havana and United Film Distributors, Inc.*

10.12	Letter Agreement dated September 26, 2004 between Grand Havana and United Film Distributors, Inc.*

10.13	Amended and Restated Promissory Note dated September 26, 2004 between Grand Havana and 1990 Westwood Boulevard, Inc.*

10.14	Letter Agreement dated September 26, 2004 between Grand Havana and 1990 Westwood Boulevard, Inc.*

14.1	Code of Ethics.*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by Weinberg & Company, P.A. for the audit of the Company’s annual financial statements for the fiscal years 2005 and 2004, and fees billed for other services provided by Weinberg & Company, P.A. for fiscal years 2005 and 2004.

	Fiscal Year Ended
	2005	2004

Audit Fees	$117,410	$30,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees Paid	$117,410	$30,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND HAVANA ENTERPRISES, INC.

Date: February 16, 2006	By:	/s/ Stanley Shuster
Stanley Shuster
Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/S/ Stanley Shuster Stanley Shuster	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	February 16, 2006

/S/ Steven T. Ousdahl Steven T. Ousdahl	Director	February 16, 2006

/S/ Shannon Taylor Shannon Taylor	Director	February 16, 2006

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2005 AND SEPTEMBER 26, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Grand Havana Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Grand Havana Enterprises, Inc. and subsidiaries (the “Company”) as of September 25, 2005 and September 26, 2004, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 25, 2005 and September 26, 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

February 10, 2006	/s/ Weinberg & Company, P.A.
Los Angeles, California

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 25, 2005	September 26, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$103,207	$121,338
Accounts receivable, net	43,782	195,343
Inventories, net	342,481	257,872
Prepaid expenses	160,313	96,231

TOTAL CURRENT ASSETS	649,783	670,784

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,779,183	2,009,099

OTHER ASSETS
Restricted cash	760,000	760,000
Deposits and other assets	45,888	77,088

TOTAL OTHER ASSETS	805,888	837,088

TOTAL ASSETS	$3,234,854	$3,516,971
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$67,750	$140,132
Accounts payable and accrued liabilities	469,342	531,155
Sales taxes payable	346,327	250,397
Income taxes payable	1,140	-
Note payable to bank	185,000	185,000
Deferred revenues	494,439	491,254
Current portion of notes payable to related parties	120,000	120,000
TOTAL CURRENT LIABILITIES	1,683,998	1,717,938

LONG TERM LIABILITIES
Notes payable to related parties	2,920,702	3,284,702
Interest payable to related parties	144,119	-
Deferred rent payable	497,392	480,927
Other long term liabilities	48,308	48,308
TOTAL LONG TERM LIABILITIES	3,610,521	3,813,937

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; authorized - 3,000,000 shares; issued and outstanding - none
Common stock, $.01 par value; authorized - 50,000,000 shares; issued and outstanding -14,764,306 shares in 2005 and 14,599,306 shares in 2004	147,644	145,994
Additional paid-in capital	13,280,044	13,279,044
Accumulated deficit	(15,487,353)	(15,439,942)

TOTAL STOCKHOLDERS' DEFICIENCY	(2,059,665)	(2,014,904)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,234,854	$3,516,971
See accompanying Notes to Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 25, 2005	September 26, 2004

REVENUE	$8,244,120	$8,020,992

COSTS AND EXPENSES
Food and beverage	1,668,857	1,635,284
Merchandise	257,794	219,836
Operating expenses
Direct Labor	1,807,237	1,821,142
Occupancy and other	2,843,506	2,430,970
General and administrative	1,090,412	731,575
Depreciation	341,090	333,578
TOTAL COSTS AND EXPENSES	8,008,896	7,172,385

INCOME FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	235,224	848,607

OTHER INCOME (EXPENSE)
Income on extinguishment of debt	-	186,558
Interest income	8,632	9,421
Interest expense	(274,267)	(206,645)
Loss on disposal of asset	-	(791)
TOTAL OTHER INCOME (EXPENSE)	(265,635)	(11,457)

NET (LOSS) INCOME BEFORE INCOME TAXES	(30,411)	837,150
Income taxes (state income taxes)	17,000	-

Net (loss) income	$(47,411)	$837,150

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.00	$0.06
DILUTED	0.00	0.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	14,681,806	14,530,556
DILUTED	14,681,806	14,724,306

See accompanying Notes to Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance-September 28, 2003	14,524,306	$145,244	$13,279,044	$(16,277,092)	$(2,852,804)

Common stock issued With options	75,000	750		-	750

Net income-year ended September 26, 2004	-	-	-	837,150	837,150

Balance-September 26,2004	14,599,306	145,994	13,279,044	(15,439,942)	(2,014,904)

Common stock issued with options	165,000	1,650	1,000	-	2,650

Net loss-year ended September 25, 2005	-	-	-	(47,411)	(47,411)

Balance-September 25, 2005	14,764,306	$147,644	$13,280,044	$(15,487,353)	$(2,059,665)

See accompanying Notes to Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	September 25, 2005	September 26, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(47,411)	$837,150
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	341,189	333,578
Changes in operating assets and liabilities:
Accounts receivable	151,561	(165,497)
Inventories, net	(84,609)	(57,744)
Prepaid expenses	(64,082)	(44,461)
Due from related parties	-	21,458
Deposits and other assets	31,200	(42,267)
Accounts payable and accrued liabilities	(61,813)	(337,444)
Sales taxes payable	95,930	(263,668)
Income taxes payable	1,140	-
Interest payable to related parties	144,119	-
Deferred revenues	3,185	26,970
Deferred rent payable	16,465	(22,032)

NET CASH PROVIDED BY OPERATING ACTIVITIES	526,874	286,043

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(111,273)	(121,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in cash overdraft	(72,382)	(173,396)
Principal payments on notes payable to related parties	(364,000)	(238,307)
Proceeds from the issuance of common stock	2,650	750

NET CASH USED IN FINANCING ACTIVITIES	(433,732)	(410,953)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,131)	(246,868)

CASH AND CASH EQUIVALENTS, beginning of year	121,338	368,206

CASH AND CASH EQUIVALENTS, end of year	$103,207	$121,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$86,739	$38,797

Income taxes paid	$119,724	$6,072

See accompanying Notes to Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 25, 2005 AND SEPTEMBER 26, 2004

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Grand Havana Enterprises, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on April 13, 1993. The Company is engaged in the business of the ownership, operation and development of private membership cigar clubs known as "Grand Havana Rooms," and retail cigar stores known as "Grand Havana House of Cigars." The Company’s fiscal year is the 52 or 53-week period ending on the last Sunday in September. The Company maintains two locations in New York, New York and Beverly Hills, California.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments: The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, taxes payable, deferred liabilities and term loans. The fair value of the Company's financial instruments approximates the carrying value of the instruments.

Allowance for Doubtful Accounts: Accounts receivable are stated net of an allowance for doubtful accounts. The Company estimated the allowance based on an analysis of specific customers. The allowance for doubtful accounts was $29,725 and $21,775 at September 25, 2005 and September 26, 2004, respectively.

Inventories: Inventories, consisting of food and beverage products, cigars and other merchandise, are stated at the lower of cost (first-in, first-out method) or market. The reserve for inventory obsolescence and damage was $25,528 and $29,889 as of September 25, 2005 and September 26, 2004, respectively.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss should be recognized when the aggregate of estimated future cash inflows (less estimated future cash outflows) to be generated by an asset is less than the asset's carrying value. Future cash inflows include an estimate of the proceeds from eventual disposition. For purposes of this comparison, estimated future cash flows are determined without reference to their discounted present value. If the sum of undiscounted estimated future cash inflows is equal to or greater than the asset’s carrying value, impairment does not exist. If, however, expected future cash inflows are less than carrying value, a loss on impairment should be recorded. Such a loss is measured as the excess of the asset's carrying value over its fair value. Fair value of an asset is the amount at which an asset could be bought or sold in a current transaction between a willing buyer and seller, other than in a forced or liquidation sale. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

Deferred Rent: Rent expense is recognized on a straight-line basis over the term of the lease. When the Company signed the lease on the New York facility, the Company was given incentives for the lease. Those incentives were capitalized as deferred rent and amortized over the life of the lease.

Income Taxes: The Company accounts for income taxes in accordance with provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires that deferred income taxes be determined based on the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

Revenue Recognition and Measurement: The Company recognizes two types of membership fees, an initial fee, or set up fee, and monthly dues. The entire initial fee is recognized at the time the member joins. The monthly dues are charged in advance for a three-month period, and are recognized ratably over the three-month period.

Deferred Revenue: Deferred revenue represents those monthly dues charged in advance and recognized ratably over the three-month period.

Earnings Per Share: Basic earnings (loss) per share amounts are computed by dividing the net income (loss) by the weighted average of common shares outstanding. Diluted earnings (loss) per share are computed by dividing the net income (loss) by the weighted average number of common shares and common share equivalents. Diluted (loss) per share does not include common share equivalents in the computation because their inclusion would be anti-dilutive.

Concentrations of Credit Risk: The Company maintains some of its cash in bank deposit accounts, which may be uninsured or exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentrations of credit risk on cash.

Recent Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Shared-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123(R) is effective as of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005 for non-small business issuers, and after the first fiscal year that begins after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123(R) in its quarter ending March 26, 2006. The Company is currently evaluating the provisions of SFAS 123(R), and has not yet determined the impact, if any, that SFAS 123(R) will have on its financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effect or the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in method of depreciation , amortizing or depleting a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. As such, the Company’s adoption of this standard in fiscal 2006 is not expected to have a material impact on the Company’s consolidated financial statements.

2. SEGMENT INFORMATION

The Company maintains two locations in New York, New York and Beverly Hills, California.

The accounting policies of the product sectors are the same as those described in the summary of significant accounting policies except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting on making internal operating decisions. Financial information by product sector is as follows:

	2005	2004
Food and beverage	$4,219,114	$4,074,256
Merchandise	490,940	442,842
Monthly dues	2,952,946	2,685,237
Club activities	581,120	818,657
Total revenue by product segment	$8,244,120	$8,020,992

Information concerning principal geographic areas is set forth below:

	2005	2004
Revenues
New York, New York	$5,654,968	$5,237,746
Beverly Hills, California	2,589,152	2,783,246
Total	$8,244,120	$8,020,992

	2005	2004
Cost of Goods Sold
New York, New York	$2,344,179	$2,218,000
Beverly Hills, California	1,389,709	1,458,262
Total	$3,733,888	$3,676,262

	2005	2004
Gross Profit
New York, New York	$3,310,789	$3,019,746
Beverly Hills, California	1,199,443	1,324,984
Total	$4,510,232	$4,344,730

	2005	2004
Income (Loss)
New York, New York	$860,263	$1,210,506
Beverly Hills, California	364,442	523,592
Los Angeles, California (corporate)	(1,272,116)	(896,948)
Total	$(47,411)	$837,150

	2005	2004
Total Assets
New York, New York	$2,171,287	$2,341,337
Beverly Hills, California	937,184	1,038,292
Los Angeles, California (corporate)	126,383	137,342
Total	$3,234,854	$3,516,971

	2005	2004
Total Liabilities
New York, New York	$1,432,092	$1,362,904
Beverly Hills, California	163,971	142,240
Los Angeles, California (corporate)	3,698,456	4,026,731
Total	$5,294,519	$5,531,875

3. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at September 25, 2005 and September 26, 2004:

	2005	2004
Leasehold improvements	$4,038,082	$4,010,246
Restaurant equipment	1,072,014	1,014,584
Office equipment	218,448	215,416
Signage	1,870	1,870
	5,330,414	5,242,116
Less accumulated depreciation	(3,551,231)	(3,233,017)
	$1,779,183	$2,009,099

The depreciation expense charged to operations for the years ended September 25, 2005 and September 26, 2004 were $341,090 and $333,578, respectively.

4. INCOME TAXES

Significant components of the Company’s deferred income tax assets at September 25, 2005 and September 26, 2004 are as follows:

	2005	2004
Deferred income tax asset
Net operating loss carry forward	$3,900,000	$4,600,000

Total deferred income tax asset	3,900,000	4,600,000
Valuation allowance	(3,900,000)	(4,600,000)
Net deferred income tax asset	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2005	2004
Tax expense at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%
Effective income tax rate	-%	-%

The benefit for income taxes from operations consisted primarily of the approximate long-term deferred tax benefit of $3,900,000 at September 25, 2005 resulting from the accumulated net operating loss carry forwards of approximately $11,500,000. There is a $3,900,000 valuation allowance against the deferred tax benefit asset, because it is more likely than not that the deferred tax asset will not be utilized.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced.  The net operating losses expire in various years ending in 2025.  The income tax expense in 2005 is entirely State income taxes based on income and is based upon the suspension of loss carry forwards in California and taxable income in New York State.

5. COMMITMENTS AND CONTINGENCIES

Employment Agreement: In June 2003, the Company entered into an employment agreement with the President, Chief Executive Officer and Chief Financial Officer of the Company for an initial term of three (3) years, which automatically renews for successive three-year terms. The agreement calls for his salary to begin at $246,235 and to increase each year by at least 10%. For the years ended September 25, 2005 and September 26, 2004, the Company paid the amounts required under the employment agreement.

Leases: The Company leases cigar club and corporate facilities under operating leases with original terms ranging from five (5) to fifteen (15) years. The lease obligations include provisions requiring the payment of property taxes, insurance, repairs and maintenance, and contain renewal options and call for contingency rentals based on percentages of sales. Restaurant facilities subleased to franchisees are subleased under similar terms to the lease the Company has with its lessor.

The Company leases its corporate offices from a non-related party under an operating lease. The lease requires monthly payments of $4,025. Prior to March 2003, the Company leased its corporate offices from a related party, the Company’s former CEO, at a rate of $3,200 per month. In February 2003, the Company’s former CEO sold the building to a non-related party, and the Company entered a month-to-month tenancy lease at a rate of $4,140 per month. In March 2004, the Company negotiated a new lease calling for monthly payments of $4,025 until August 2005, at which time the rate will increase to $4,140 per month until August 2006, and then to $4,255 per month until the lease terminates on July 31, 2007.

Minimum lease payments required under non-cancelable leases and subleases, respectively, at September 25, 2005 are as follows:

Fiscal Year Ending	Gross Rentals	Sublease Rentals	Net Rentals

2006	$1,054,860	$(152,826)	$902,034
2007	1,120,265	(156,647)	963,618
2008	1,086,327	(161,347)	924,980
2009	1,095,197	(166,187)	929,010
2010	1,018,389	(113,867)	904,522
Thereafter	790,656	-	790,656
	$6,165,694	$(750,874)	$5,414,820

Rent expense was $1,017,652 in fiscal 2005 and $1,080,209 in fiscal 2004.

Sales Tax Liability: A sales tax audit for the period August 1, 2000 to August 31, 2005 was conducted in October 2005 by the State of New York Department of Taxation and Finance (the “Department of Taxation”) resulting in a proposed assessment of approximately $710,000 plus interest for delinquent sales taxes on the Company’s revenue in that state generated from monthly dues, minimum spending requirements, and rental fees for the use of private rooms. The amount of the proposed assessment is based on the Department of Taxation’s assertion that 100% of the Company’s revenue generated in New York from monthly dues and other revenue are subject to sales tax. The Company disputes the Department of Taxation’s position that 100% of the Company’s revenue generated in New York from monthly dues and other revenue are subject to sales tax. Furthermore, even if it is determined that a portion of such revenue is subject to sales taxes, the Company estimates it will be no more than $234,000 plus interest of $91,000, which have been accrued in the accompanying financial statements. The Department of Taxation has represented that it will not assess penalties. As a result, potential penalties have been excluded from the Company’s estimates.

The Company prepared estimates of the potential liabilities based on consultation with its representatives in this matter and believes that the assertions of the Department of Taxation are exaggerated. The Company will continue to dispute the amounts. However, because it is probable that some amount will ultimately be payable, the Company has recorded its estimates in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. The timing and final outcome of this matter is not predictable. However, the Company believes that it has made an appropriate estimate of the liability.

6. STOCKHOLDERS' DEFICIENCY

Stock Options: During the fiscal year ended September 26, 2004, the Company issued stock options to its employees to purchase an aggregate of 300,000 shares of common stock. The exercise price of the options is $.01 per share, the estimated fair market value of the common stock on the date of the grant. The options are exercisable at any time during a five-year period, commencing March 1, 2004, and ending March 1, 2009. During the fiscal year ended September 25, 2005, 65,000 of these options were exercised for $650.

During the fiscal year ended September 25, 2005, the Company issued stock options to its employees to purchase an aggregate of 100,000 shares of common stock. The exercise price of the options was $.02 per share, the estimated fair market value of the common stock on the date of the grant. All 100,000 options were exercised on March 8, 2005 for $2,000.

As of September 25, 2005, a total of 165,000 options have been exercised.

The following table summarizes information concerning outstanding and exercisable options:

	Number of Average	Weighted Exercise

Options Outstanding at September 26, 2004	300,000.01
Granted	100,000.02
Exercised	165,000.015
Options Outstanding at September 25, 2005	235,000.01

7. RELATED PARTY TRANSACTIONS

Notes Payable to Related Parties: Notes payable to related parties at September 25, 2005 and September 26, 2004 consisted of principal amounts due to the following persons:

	2005	2004

(A) Promissory note, former CEO	$2,190,050	$2,435,050
(B) Affiliated company	798,786	798,786
(C) Former landlord	51,866	170,866
Total	$3,040,702	$3,404,702

(A) At March 1, 2004, the Company was indebted to its former Chief Executive Officer and principal stockholder, in the total amount of $2,500,901. On March 1, 2004, the Company and the former CEO agreed to consolidate the payables and all accrued liabilities to advances made by the former Chief Executive Officer, and, in lieu thereof, the Company issued a promissory note in the amount of $2,500,901 (the “March 2004 Promissory Note”). In connection therewith, the Company’s former CEO agreed to terminate his security interest in substantially all of the assets of the Company. The March 2004 Promissory Note provided for interest at the rate of 5% per annum. On September 26, 2004, the Company cancelled the March 2004 Promissory Note. In consideration for cancellation and termination of the note, the Company issued its former Chief Executive Officer a promissory note in the amount of $2,435,050 (the “September 2004 Promissory Note”). The September 2004 Promissory Note bears interest at a rate of 5% per annum. The Company has the right to prepay the September 2004 Promissory Note in whole or in part at any time. In addition, the Company agreed to pay its former Chief Executive Officer successive monthly installments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Promissory Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During fiscal 2005, the Company paid its former Chief Executive Officer $245,000 for amounts due under the loan.

(B) At March 1, 2004, the Company was indebted to an affiliated company in the amount of $782,917 as a result of monies due under a promissory note issued in May 1997 (“1997 Promissory Note”). On March 1, 2004, the Company and affiliated company agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, issued a promissory note to United Films in the amount of $782,917 (the “2004 United Films Promissory Note”). On September 26, 2004, the Company cancelled the March 2004 United Films Promissory Note. In consideration for cancellation and termination of the note, the Company issued the affiliated company a new note in the amount of $798,786 (the “September 2004 United Films Promissory Note”). The September 2004 United Films Promissory Note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The September 2004 United Films Promissory Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

(C) At March 1, 2004, the Company was indebted to its former landlord for its corporate offices in the amount of $181,720 for outstanding rent due under its lease agreement. On March 1, 2004, the Company and the former landlord entered into a letter agreement, whereby the Company issued a promissory note in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum. On September 26, 2004, the Company cancelled the note issued to its former landlord on March 1, 2004. In consideration for cancellation and termination of the note, the Company issued a new, unsecured promissory note in the amount of $170,866 for principal and unpaid interest owed as of September 26, 2004. The new note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The promissory note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During fiscal 2005, the Company paid its former landlord $119,000, leaving a balance of $51,866 owed under the new note.

Maturities of notes payable to related parties are as follows:

Fiscal year
2006	$120,000
2007	120,000
Thereafter	2,800,702
$3,040,702

Interest Due to Related Parties: Interest due to related parties upon maturity of respective notes payable to related parties at September 25, 2005 and September 26, 2004 consisted of the following:

	2005	2004
Accrued interest expense to former Chief Executive Officer	$111,990	$-
Accrued interest expense to affiliate	26,609	-
Accrued interest expense to former landlord	5,520	-
Total	$144,119	$-

8. NOTE PAYABLE TO BANK

The Company has an $185,000 loan with Bank Leumi. The note is dated February 28, 2005 and matures on September 12, 2006. Interest rate is Libor rate plus 2 percent (5.765% at September 25, 2005). The Company’s President and Chief Executive Officer is a guarantor of the Company's credit line and has pledged certain personal assets to secure the obligation.

9. SALES TAXES IN ARREARS

In January 2004, the Company reached an agreement with the Department of Taxation in regards to the Company’s sales tax in arrears which called for the Company to pay $25,000 per month. At September 26, 2004, the Company owed the Department of Taxation $250,397 in back sales tax, interest and penalties which was paid off in July 2005. See Note 5 for additional New York sales tax liabilities resulting from a recent sales tax audit conducted in October 2005.

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

10.3
The First Addendum to the Village On Cannon Lease dated October 10, 1994 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.3 of Grand Havana’s Annual Report on Form 10-KSB for the fiscal year ended September 28, 2003 (the “2003 10-KSB”)).

10.4	The Second Addendum to the Village On Cannon Lease dated November 23, 1994 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.4 of the 2003 10-KSB).

10.5	The Third Addendum to the Village On Cannon Lease dated October 1, 1999 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.5 of the 2003 10-KSB).

10.6	The Fourth Addendum to the Village On Cannon Lease dated February 3, 2004 between Douglas Emmett Joint Venture and Grand Havana (incorporated by reference to Exhibit 10.6 of the 2003 10-KSB).

10.7
Agreement of Lease dated September 16, 1996 between Avenue Limited Partnership and Grand Havana (incorporated by reference to Exhibit 10.35 to Grand Havana's Registration Statement on Form S-3 (File No. 33-16045) (the "Form S-3")).

10.8	Employment Agreement between Grand Havana and Stanley Shuster dated June 1, 2003 (incorporated by reference to Exhibit 10.9 of the 2003 10-KSB.

10.9	Amended and Restated Promissory Note dated September 26, 2004 between Grand Havana and Harry Shuster.*

10.10	Letter Agreement dated September 26, 2004 between Grand Havana and Harry Shuster.*

10.11	Amended and Restated Promissory Note dated September 26, 2004 between Grand Havana and United Film Distributors, Inc.*

10.12	Letter Agreement dated September 26, 2004 between Grand Havana and United Film Distributors, Inc.*

10.13	Amended and Restated Promissory Note dated September 26, 2004 between Grand Havana and 1990 Westwood Boulevard, Inc.*

10.14	Letter Agreement dated September 26, 2004 between Grand Havana and 1990 Westwood Boulevard, Inc.*

14.1	Code of Ethics.*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

* Filed herewith.