Form 10QSB
period 2005-12-25
GRAND HAVANA ENTERPRISES INC
filed 2006-04-12
CIK 909483

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 2005

or

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

As of February 16, 2006, there were 14,764,306 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 25,	September 25,
	2005	2005
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$307,892	$103,207
Accounts receivable, net	124,342	43,782
Inventories, net	326,380	342,481
Prepaid expenses	109,899	160,313
TOTAL CURRENT ASSETS	868,513	649,783

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,695,495	1,779,183

OTHER ASSETS
Restricted cash	760,000	760,000
Deposits and other assets	208,288	45,888
TOTAL OTHER ASSETS	968,288	805,888
TOTAL ASSETS	$3,532,296	$3,234,854
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Cash overdraft	$5,784	$67,750
Accounts payable and accrued liabilities	500,355	469,342
Income taxes payable	-	1,140
Sales taxes payable	389,997	346,327
Notes payable	185,000	185,000
Deferred revenues	456,666	494,439
Notes payable to related parties	120,000	120,000
TOTAL CURRENT LIABILITIES	1,657,802	1,683,998

LONG TERM LIABILITIES
Notes payable to related parties	2,820,702	2,920,702
Interest payable to related parties	177,496	144,119
Deferred rent payable	513,622	497,392
Sublease security deposit	48,308	48,308
TOTAL LONG TERM LIABILITIES	3,560,128	3,610,521

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; authorized -
3,000,000 shares; issued and outstanding - none
Common stock, $.01 par value; authorized -
50,000,000 shares; issued and outstanding - 14,764,306 shares	147,644	147,644
Additional paid-in capital	13,280,044	13,280,044
Accumulated deficit	(15,113,322)	(15,487,353)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,685,634)	(2,059,665)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,532,296	$3,234,854

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarter Ended
	December 25, 2005	December 26, 2004

REVENUES
Food and beverage	$1,302,500	$1,269,344
Membership fees	796,485	647,033
Merchandise sales	175,038	134,893
Club activities	166,906	245,240
TOTAL REVENUES	2,440,929	2,296,510

COSTS AND EXPENSES
Food and beverage	459,761	452,212
Merchandise	78,850	72,602
Operating expenses
Direct Labor	452,742	460,050
Occupancy and other	670,075	652,104
General and administrative	261,956	211,055
Depreciation and amortization	84,253	83,051
TOTAL COSTS AND EXPENSES	2,007,637	1,931,074

INCOME BEFORE OTHER INCOME (EXPENSE)	433,292	365,436

OTHER INCOME (EXPENSE)
Interest income	12,349	1,894
Interest expense	(44,610)	(49,687)
TOTAL OTHER (EXPENSE)	(32,261)	(47,793)

INCOME BEFORE INCOME TAXES	401,031	317,643

INCOME TAXES	(27,000)	--

NET INCOME	$374,031	$317,643

NET INCOME PER COMMON SHARE
BASIC	$0.03	$0.02
DILUTED	$0.03	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	14,764,306	14,599,306
DILUTED	14,824,306	14,824,306

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
December 25, 2005
(Unaudited)

			Additional
			Paid in	Accumulated
	Common Stock		Capital	Deficiency	Total
	Shares	Amount

Balance, September 25, 2005	14,764,306	$147,644	$13,280,044	$(15,487,353)	$(2,059,665)

Net income for three months ended December 25, 2005 (unaudited)	-	-	-	374,031	374,031

Balance, December 25, 2006 (unaudited)	14,764,306	$147,644	$13,280,044	$(15,113,322)	$(1,685,634)

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the quarter ended
	December 25, 2005	December 26, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$374,031	$317,643
Adjustments to reconcile net loss to net cash used in (provided by)
operating activities:
Depreciation and amortization	84,253	83,051
Changes in operating assets and liabilities:
Accounts receivable, net	(80,560)	52,567
Inventories, net	16,101	(52,403)
Prepaid expenses	50,414	21,078
Accounts payable and accrued liabilities	31,013	(65,197)
Sales taxes payable	43,670	(37,226)
Income taxes payable	(1,140)	-
Interest payable to related party	33,337	40,331
Deferred revenues	(37,773)	(59,164)
Deferred rent payable	16,230	(5,508)
NET CASH PROVIDED BY OPERATING ACTIVITIES	529,616	295,172

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(565)	(5,951)
Increase in deposits and other assets	(162,400)	-

NET CASH USED IN INVESTING ACTIVITIES	(161,965)	(5,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(61,966)	(42,570)
Notes payable and due to related parties	(100,000)	(70,000)

NET CASH USED IN FINANCING ACTIVITIES	(161,966)	(112,570)

NET INCREASE IN CASH AND CASH EQUIVALENTS	204,685	176,651

CASH AND CASH EQUIVALENTS, beginning of period	103,207	121,338

CASH AND CASH EQUIVALENTS, end of period	$307,892	$297,989

Supplemental disclosures:
Interest paid	$2,815	$1,869
Income tax paid	$14,578	$705

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 25, 2005 AND DECEMBER 26, 2004
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the “Company”) without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of statements of (a) the consolidated results of operations for the three months ended December 25, 2005 and December 26, 2004, (b) the consolidated financial position at December 25, 2005 and (c) the consolidated cash flows for the three months ended December 25, 2005 and December 26, 2004. Interim results are not necessarily indicative of the results for a full year. The consolidated balance sheet presented as of September 25, 2005 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-KSB.

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

Revenue Recognition and Measurement. The Company derives revenues from four principal sources: (1) membership dues; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. Revenue from sales of cigars and related merchandise, private events and club activities, and food and beverage sales are recognized at the time of the sale. The Company recognizes two types of membership fees, an initial fee, or set up fee, and monthly dues. The initial fee is recognized at the time the member joins. The monthly dues are charged in advance for a three month period, and recognized equally over the three month period. Deferred revenue represents those membership dues charged in advance and recognized equally over the three month period.

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

Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred liabilities and term loans. The fair value of the Company’s financial instruments approximates the carrying value of the instruments.

 Concentrations of Credit Risk. The Company maintains some of its cash in bank deposit accounts, which may be uninsured or exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentrations of credit risk on cash.

Recent Accounting Pronouncements. In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers, and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS 123 (R) in its quarter ending March 26, 2006. The Company is currently evaluating the provisions of SFAS 123 (R), and has not yet determined the impact, if any, that SFAS 123 (R) will have on its financial statement presentation or disclosures.

In May 2005, the FASB published SFAS No. 154, “Accounting changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change.  This Statement carries forward without change the guidance contained in Accounting Principle Board Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for the Company’s fiscal year beginning September 25, 2006.  At this time, the Company does not believe that this Statement will have an impact on its financial statements.

2. SEGMENT INFORMATION

The following segment information for the three months ended December 25, 2005 and December 26, 2004 is broken down into geographic areas as follows:

Revenues	December 25, 2005	December 26, 2004

New York, New York	$1,798,951	$1,671,121
Beverly Hills, California	641,978	625,389
Total	$2,440,929	$2,296,510

Gross Profit

New York, New York	$1,138,198	$1,032,745
Beverly Hills, California	311,378	278,901
Total	$1,449,576	$1,311,646
Net Income/(Loss)

New York, New York	$571,625	$494,768
Beverly Hills, California	119,409	89,551
Los Angeles, California (corporate)	(317,003)	(266,676)
Total	$374,031	$317,643

Total Assets

New York, New York	$2,183,405	$2,317,715
Beverly Hills, California	915,396	1,100,348
Los Angeles, California (corporate)	433,495	177,217
Total	$3,532,296	$3,595,280

3. RELATED PARTY TRANSACTIONS

Notes Payable to Related Parties. Notes payable to related parties at December 25, 2005 and September 25, 2005 consisted of principal amounts due to the following:

	December 25, 2005	September 25, 2005

(A) Promissory notes, former chief executive officer	$2,120,050	$2,190,050
(B) Affiliated company	798,786	798,786
(C) Former landlord	21,866	51,866
	2,940,702	3,040,702
Less current portion	(120,000)	(120,000)
	$2,820,702	$2,920,702

(A) At March 1, 2004, the Company was indebted to its former chief executive officer in the total amount of $2,500,901 as a result of monies owed pursuant to notes issued to the former CEO in 1998 and 2001, and as a result of accrued liabilities to advances made by the former CEO. On March 1, 2004, the Company and its former chief executive agreed to cancel and terminate the obligations owed by the Company as of such date, and, in lieu thereof, issued a new promissory note to the former CEO in the amount of $2,500,901 (the “March 2004 Note”). On September 26, 2004, the Company canceled the March 2004 Note and issued a new, unsecured promissory note for principal and unpaid interest of $2,435,050 (the “September 2004 Note”). The September 2004 Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 Note in whole or in part at any time. In addition, the Company has agreed to pay its former chief executive officer successive monthly payments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the quarter ended December 25, 2005, the Company paid its former chief executive officer $70,000.

(B) At March 1, 2004, the Company was indebted to an affiliated company in the amount $782,917 as a result of monies due under a promissory note issued in May 1997 (the “1997 Promissory Note”). On March 1, 2004, the Company and the affiliated company agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, issued a promissory note in the amount of $782,917 (the “March 2004 United Film Note”). On September 26, 2004, the Company canceled the March 2004 United Film Note and issued a new, unsecured promissory note for principal and unpaid interest of $798,786 (the “September 2004 United Film Note”). The September 2004 United Film Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 United Film Note in whole or in part at any time. The September 2004 United Film Note is due on and payable upon the earlier of: (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company.

(C) At March 1, 2004, the Company was indebted to its former landlord for its corporate office in the amount of $181,720 for outstanding rent due under its lease agreement. On March 1, 2004, the Company and the Company’s former landlord entered into a letter agreement, whereby the Company issued a promissory note to the former landlord in the amount of $181,720 (the “March 2004 Westwood Note’). On September 26, 2004, the Company canceled the March 2004 Westwood Note and issued a new, unsecured promissory for principal and unpaid interest of $170,886 (the “September 2004 Westwood Note’). The September 2004 Westwood Note bears interest at 5% per annum. The Company has the right to prepay the September 2004 Westwood Note in whole or in part at any time. The September 2004 Westwood Note is due on and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the fiscal quarter ended December 25, 2005, the Company paid the former landlord $30,000.

Interest Payable to related parties. Interest payable to related parties at December 25, 2005 and September 25, 2005 consisted of the following:

	December 25, 2005	September 25, 2005

Interest payable, former chief executive officer	$137,670	$111,990
Interest payable, affiliated company	33,941	26,609
Interest payable, former landlord	5,885	5,520
	$177,496	$144,119

4. SALES TAXES IN ARREARS

A sales tax audit for the period August 1, 2000 to August 31, 2005 was conducted in October 2005 by the State of New York Department of Taxation and Finance (the “Department of Taxation”) resulting in a proposed assessment of approximately $710,000 plus interest for delinquent sales taxes on the Company’s revenue in that state generated from monthly dues, minimum spending requirements, and rental fees for the use of private rooms. The amount of the proposed assessment is based on the Department of Taxation’s assertion that 100% of the Company’s revenue generated in New York from monthly dues and other revenue are subject to sales tax. Furthermore, even if it is determined that a portion of such revenue is subject to sales taxes, the Company estimates it will be no more than $234,000 plus interest of $91,000, which was accrued at the Company’s year end of September 25, 2005. The Department of Taxation has represented that it will not assess penalties and potential penalties have been excluded from the Company’s estimates.

The Company prepared estimates of the potential liabilities based on consultation with its representatives in this matter and believes that the assertions of the State of New York are exaggerated and the Company will continue to dispute the amounts. However, it is probable that some amount will be payable, so the Company has recorded its estimates in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. The timing and final outcome of this matter is not predictable but the Company believes it has made an appropriate estimate of the liability.

5. NOTE PAYABLE

The Company has an $185,000 loan with Bank Leumi. The note is dated February 28, 2005 and matures on September 12, 2006. The interest rate is LIBOR plus 2%. The Company's Chief Executive Officer is a guarantor of the Company's credit line, and has pledged certain personal assets to secure the obligation.

6. INCOME TAXES

The significant components of the Company’s deferred income tax assets at December 25, 2005 and September 25, 2005 are as follows:

	December 25,	September 25,
	2005	2005

Deferred income tax asset
Net operating loss carryforward	$4,000,000	$4,400,000
Valuation allowance	(4,000,000)	(4,400,000)
Net deferred income tax asset	$—	$—

The benefit for income taxes from operations consisted primarily of a long-term deferred tax benefit of $4,000,000 at December 25, 2005, resulting from the accumulated net operating loss carryforward of approximately $11,700,000 at an effective rate of 34%. The operating losses expire in various years though 2024. There is a $4,000,000 valuation allowance against the deferred tax benefit because it is more likely than not that the deferred tax asset will not be utilized.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about the asset will be realized. At that time, the allowance will be increased or reduced.

The Company determined in the quarter ended December 25, 2005 that is was appropriate to estimate federal alternative minimum tax, New York state and local income taxes, and California state income tax. The provision of income taxes of $27,000 includes $4,000 in federal alternative minimum tax, $22,000 for New York state and local income tax, and $1,000 in California state income tax.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the ability to obtain adequate working capital on terms favorable to the Company, compliance with regulatory requirements, the Company’s ability to sell more memberships, a decline in public consumption of cigars and other tobacco products, significant increases in excise taxes which could substantially increase the price of cigars and general economic factors. All forward-looking statements contained in the Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

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

The Company currently owns and operates two Grand Havana Rooms, which are located in Beverly Hills, California and in New York, New York, and one Grand Havana House of Cigars location, in Beverly Hills, California. The Company’s primary business focus is operating its existing cigar clubs and retail store.

For the quarter ended December 25, 2005, the Company had net income of $374,031 compared to net income of $317,643 for the fiscal quarter ended December 26, 2004. This is primarily due to the increased membership and club usage at the Grand Havana Room in New York City.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 25, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 26, 2004.

REVENUES

The Company derives revenues from continuing operations from four principal sources: (1) membership dues; (2) sales of cigars and related merchandise; (3) club activities; and (4) food and beverage sales. During the fiscal quarter ended December 25, 2005, the Company had revenues for $2,440,929, compared to revenues of $2,296,510 for fiscal quarter ended December 26, 2004, an increase of $144,419, or approximately 6.3%. This increase in revenue is primarily due to an increase in membership dues from the New York Grand Havana Room.

Membership Dues. Revenue from membership dues increased from $647,033 in the fiscal quarter ended December 26, 2004 to $796,485 in the fiscal quarter ended December 25, 2005, an increase of $149,452, or approximately 23.1%. This was primarily due to an increase in monthly membership dues at the New York Grand Havana Room.

Merchandise Sales. Revenue from merchandise sales increased from $134,893 in the fiscal quarter ended December 26, 2004 to $175,038 in the fiscal quarter ended December 25, 2005, an increase of $40,145, or approximately 29.8%. This was due to increased traffic in the New York Grand Havana Room.

Club Activities. Revenue from club activities or private events decreased from $245,240 in the fiscal quarter ended December 26, 2004 to $166,906 in the fiscal quarter ended December 25, 2005, a decrease of $78,334, or approximately 31.9%. This was due to a decrease in private events, and an increase in “ala carte” or individual revenues versus revenues from large parties including room rentals.

Food and Beverage. Revenue from food and beverage increased from $1,269,344 in the fiscal quarter ended December 26, 2004 to $1,302,500 in the fiscal quarter ended December 25, 2005, an increase of $33,156, or approximately 2.6%. This increase is primarily due to a greater number of members associated with the New York Grand Havana Room.

COSTS AND EXPENSES

During the fiscal quarter ended December 25, 2005, the Company incurred total costs and expenses of $2,007,637, compared to $1,931,074 for the fiscal quarter ended December 26, 2004, an increase of $76,563, or approximately 4.0%. This was primarily due to an increase in corporate overhead due to outside professional expenses and salary increases.

Food and Beverage. During the quarter ended December 25, 2005, food and beverage expenses were $459,761, an increase of $7,549, or 1.7%, over food and beverage expenses for the quarter ended December 26, 2004. This increase was attributable to a 2.6% increase in food and beverage revenue.

  Merchandise. During the quarter ended December 25, 2005, merchandise expenses were $78,850, an increase of $6,248, or 8.6%, over merchandise expenses for the quarter ended December 26, 2004. This increase was due to the increase in merchandise sales.

Direct Labor and Occupancy and Other Expenses. During the quarter ended December 25, 2005, direct labor and benefit costs decreased $7,308 or approximately 1.6% from the quarter ended December 26, 2004. This slight decrease was due to the elimination of a commission paid on new membership at the Grand Havana Room in New York. Occupancy and other operating expenses increased $17,971 from $652,104 in the quarter ended December 26, 2004 to $670,075 in the quarter ended December 25, 2005. This was mainly due to the increased traffic at the Grand Havana Room in New York.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately 1.4%, from $83,051 in the fiscal quarter ended December 26, 2004, to $84,253 in the fiscal quarter ended December 25, 2005. This was due to additional depreciation expense related to the purchase of new operating equipment.

General and Administrative. General and administrative expenses increased by approximately 24.1%, from $211,055 in the fiscal quarter ended December 26, 2004, to $261,956 in the fiscal quarter ended December 25, 2005. This was due to increased outside professional expenses, and salary increases associated with corporate overhead.

Income Tax Expense. The provision for income taxes of $27,000 includes $4,000 for federal alternative minimum tax, $22,000 for New York state and local income taxes, and $1,000 for California state income taxes. There was no income tax provision recorded for the three months ended December 26, 2004.

NET INCOME

The Company had net income of $374,031, or $0.03 per share, for the fiscal quarter ended December 25, 2005, compared to a net income of $317,643, or $0.02 per share, for fiscal quarter ended December 26, 2004, an increase in net income of $56,388, or approximately 17.8%.

LIQUIDITY AND CAPITAL RESOURCES

At December 25, 2005, the Company had cash or cash equivalents of $307,892. Operating activities for the three months ended December 25, 2005 generated $529,616 compared to $295,172 for the three months ended December 26, 2004. Investing activities used $565 for the purchase of new equipment, $22,400 as a deposit for the purchase of new equipment, and $140,000 for a potential investment. The potential investment did not materialize, and the $140,000 is scheduled to be returned to the Company. Financing activities used $161,966 as a result of reducing the Company’s cash overdraft and payments for notes payable to related parties.

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

On September 26, 2004, the Company cancelled the March 2004 Note. In consideration for cancellation and termination of the note, the Company issued its former chief executive officer a new, unsecured promissory note in the amount of $2,435,050. The September 2004 Note bears interest at a rate of 5% per annum. The Company has the right to prepay the September 2004 Note in whole or in part at any time. In addition, the Company has agreed to pay its former chief executive officer successive monthly installments of at least $10,000, commencing on October 1, 2004 and continuing on the first day of each month until the loan matures. The September 2004 Note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the three months ended December 25, 2005, the Company paid its former chief executive officer $70,000.

As of December 28, 2003, an aggregate of $801,495 remained outstanding under a note issued to United Film Distributors, Inc. (“United Films”), an affiliate of the Company, in May 1997. The full amount due under the 1997 Promissory Note, together with all accrued but unpaid interest, was due and payable by the Company on demand. The president of United Films is Brian Shuster, the son of Harry Shuster and the brother of Stanley Shuster, the current chief executive officer and principal stockholder of the Company. On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a new promissory note to United Films in the amount of $782,917. The March 2004 United Films Note provided for interest at the rate of 5% per annum.

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

As of December 28, 2003, the Company was indebted its former landlord, 1990 Westwood Boulevard, Inc. (“1990 Westwood”), in the amount of $181,720 for outstanding rent due under its lease for its corporate headquarters. On March 1, 2004, the Company and 1990 Westwood entered into a letter agreement, whereby the Company issued a promissory note to 1990 Westwood in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum.

On September 26, 2004, the Company canceled the note issued to 1990 Westwood on March 1, 2004. In consideration for cancellation and termination of the note, the Company issued 1990 Westwood, a new, unsecured promissory note in the amount of $170,866 for principle and unpaid interest owed as of September 26, 2004. The new note bears interest at a rate of 5% per annum. The Company has the right to prepay the note in whole or in part at any time. The promissory note is due and payable upon the earlier of (1) September 30, 2007, (2) the sale of all or substantially all of the assets of the Company, or (3) a change in control of the Company. During the three months ended December 25, 2005, the Company paid its former landlord $30,000.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition and Measurement. The Company derives revenues from four principal sources: (1) membership dues; (2) sales of cigars and related merchandise; (3) private events and club activities; and (4) food and beverage sales. Revenue from sales of cigars and related merchandise, private events and club activities, and food and beverage sales are recognized at the time of the sale. The Company recognizes two types of membership fees, an initial fee, or set up fee, and monthly dues. The initial fee is recognized at the time the member joins. The monthly dues are charged in advance for a three month period, and recognized equally over the three month period. Deferred revenue represents those monthly dues charged in advance and recognized equally over the three month period.

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

In May 2005, the FASB published SFAS No. 154, which changes the requirements for the accounting for and reporting of a change in accounting principle and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change.  This Statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for the Company’s fiscal year beginning September 25, 2006.  At this time, the Company does not believe that this Statement will have an impact on its financial statements.

TRENDS AND UNCERTAINTIES

The Department of Health and Mental Hygiene (“DOHMH”) of the City of New York passed the Smoke-Free Act (“SFA”), which prohibited smoking in restaurants and bars after September 26, 2003. Local Law 47 of 2002 amended the SFA, providing that an establishment considered a “Tobacco Bar” could allow smoking indoors past the September 26, 2003 deadline. On March 26, 2003, DOHMH passed an amendment to Local Law 47 of 2002 which stated that “Tobacco Bars” must prohibit smoking indoors as of July 25, 2003, unless they register with DOHMH. DOHMH defines a “Tobacco Bar” as an entity that generates less than 40% of total revenue from food, and more than 10% of revenue from the sale of tobacco products and accessories, including humidor rentals. The entity must also not have expanded or changed its size or location as of December 31, 2001. The Company feels that it conforms to all aspects of this exemption. On June 25, 2003, the Company submitted its application to DOHMH. On July 22, 2003, DOHMH approved the Company’s application. The exemption is valid until July 31, 2006. There can be no assurances that the Company will be able to maintain its “Tobacco Bar” status. Failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

A sales tax audit for the period August 1, 2000 to August 31, 2005 was conducted in October 2005 by the State of New York Department of Taxation and Finance (the “Department of Taxation”) resulting in a proposed assessment of approximately $710,000 plus interest for delinquent sales taxes on the Company’s revenue in that state generated from monthly dues, minimum spending requirements, and rental fees for the use of private rooms. The amount of the proposed assessment is based on the Department of Taxation’s assertion that 100% of the Company’s revenue generated in New York from monthly dues and other revenue are subject to sales tax. Furthermore, even if it is determined that a portion of such revenue is subject to sales taxes, the Company estimates it will be no more than $234,000 plus interest of $91,000, which was accrued at the Company’s year end of September 25, 2005. The Department of Taxation has represented that it will not assess penalties and potential penalties have been excluded from the Company’s estimates.

The Company prepared estimates of the potential liabilities based on consultation with its representatives in this matter and believes that the assertions of the State of New York are exaggerated and the Company will continue to dispute the amounts. However, it is probable that some amount will be payable, so the Company has recorded it estimates in accordance with SFAS No. 5, “Accounting for Contingencies.” The timing and final outcome of this matter is not predictable but the Company believes it has made an appropriate estimate of the liability.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER

The Company intends to file a Form 15 with the SEC to deregister its common stock and suspend its reporting obligations under the Exchange Act. The Company expects the deregistration to become effective within ninety (90) days of the filing with the Securities and Exchange Commission. The Form 15 will be filed immediately after the Company files this Form 10-QSB with the Securities and Exchange Commission. The Company anticipates that its shares of common stock will continue to be traded on the over the counter Pink Sheets, but can make no assurances that any broker will make a market in the Company’s common stock.

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

GRAND HAVANA ENTERPRISES, INC.

Date: April 12, 2006	/s/ Stanley Shuster
Chief Executive Officer and Chief Financial Officer